Form 10-Q
period 1996-03-31
KOO KOO ROO INC/DE
filed 1996-05-15
CIK 878901

                                 UNITED STATES
                                                                       CONFORMED
                        SECURITY AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----  EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 1996  or
                                --------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the transition period from                to
                                --------------    --------------

Commission file number    0-19548
                       -------------

                               KOO KOO ROO, INC.
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                          22-3132583
- - -------------------------------                       ------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

        11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA  90025
- - --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)

                                 (310) 479-2080
- - --------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
- - --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X     No
                        -------     -------

     As of May 13, 1996, the registrant had outstanding 14,766,999 shares of common stock, $.01 par value per share (excluding 84,352 shares held in the Treasury) and 1,200,000 shares of 5% Convertible Preferred stock, liquidation preference $25.00 per share.

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                                INDEX FORM 10-Q

                                                                    PAGE NO.
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1995 and March 31, 1996                    3

Condensed Consolidated Balance Sheets
December 31, 1995 and March 31, 1996                                    4

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1995 and March 31, 1996                    5

Notes to Condensed Consolidated Financial Statements                  6-7

Management's Discussion and Analysis
of Financial Condition and Results of Operation                      8-11


PART II.  OTHER INFORMATION

Item 6.   Exhibits required under Rule 601                             12
          Exhibits and Reports on Form 8-K

Signatures                                                             13

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED SATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three               THREE
                                                Months Ended        MONTHS ENDED
                                                 March 31,            MARCH 31,
                                                    1995                1996
                                               -------------       ---------------
Revenues:

Sales                                             $3,650,732       $     7,357,373
Interest and Other                                    49,740               118,630
                                               -------------       ---------------

        Total revenues                             3,700,472             7,476,003

Cost of Sales                                      2,707,728             5,145,408
                                               -------------       ---------------

        Gross profit                                 992,744             2,330,595

Operating Expenses                                 2,172,663             4,107,120
                                               -------------       ---------------

        Loss before minority interest             (1,179,919)           (1,776,525)

Minority interest in loss                             74,313                73,955
                                               -------------       ---------------

        Net loss                                  (1,105,606)           (1,702,570)

Preferred Dividends                                       --               (49,200)
                                               -------------       ---------------

Net Loss Applicable to Common Stockholders     $  (1,105,606)      $    (1,751,770)
                                               =============       ===============

Net loss per common share:                            ($0.12)               ($0.12)
                                               =============       ===============

Weighted average number of common and
common equivalent shares                           9,587,210            14,357,204
                                               =============       ===============

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,          MARCH 31,
                                                    1995                1996
                        ASSETS                                       (UNAUDITED)
                                               ---------------     ----------------
Current Assets:
   Cash and cash equivalents                     $ 3,501,815         $31,960,509
   Marketable securities                           3,663,111           1,499,767
   Inventories                                       186,742             175,004
   Prepaid expense and other                         680,703             743,603
                                               ---------------     ----------------

        Total current assets                       8,032,371          34,378,883

Property and equipment                            14,270,703          17,408,750
Lease Acquisition costs                            1,511,328           1,785,059
Pre-opening costs                                    840,891             915,293
Intangibles and other assets                       1,899,367           1,815,657
                                               ---------------     ----------------

                                                 $26,554,660         $56,303,642
                                               ===============     ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                               $1,660,899          $2,186,092
   Accrued payroll                                   491,169             249,772
   Accrued store closing costs                       546,463             551,956
   Notes and loans payable - short term               13,823             113,824
   Other accrued liabilities                       1,402,413           1,861,731
                                               ---------------     ----------------

        Total current liabilities                  4,114,767           4,963,375
                                               ---------------     ----------------

Notes and loans payable - long term                  178,646             175,219
                                               ---------------     ----------------

Minority interest                                    718,109             638,901
                                               ---------------     ----------------

Stockholder's Equity
  Preferred stock, $.01 par value, 5,000,000
    shares authorized;  1,200,000 shares of
    5% Convertible Preferred Stock issued
    and outstanding (liquidation preference
    $30,000,000)                                          --              12,000

  Common stock, $.01 par value, 50,000,000
    shares authorized; 14,329,851 and
    14,844,351 shares issued and
    outstanding                                      143,299             148,444
  Additional paid-in capital                      40,467,687          71,145,946
  Accumulated deficit                            (18,274,719)        (20,026,489)
  Treasury stock, 84,352 shares at cost               (2,242)             (2,242)
  Common stock issued for unearned
    compensation                                    (790,887)           (751,512)
                                               ---------------     ----------------

        Total stockholders' equity                21,543,138          50,526,147
                                               ---------------     ----------------

                                                 $26,554,660         $56,303,642
                                               ===============      ===============

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three                THREE
                                                       Months Ended        MONTHS ENDED
                                                        March 31,            MARCH 31,
                                                           1995                1996
                                                      ---------------     ----------------
Cash Flows From Operating Activities:
  Net loss                                             $ (1,105,606)        $ (1,702,570)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                           305,563              753,143
    Deferred franchise revenue                              (50,000)                  --
    Minority interest in net loss                           (74,313)             (73,956)
    Common stock issued for expenses and other              111,000               70,499
    Changes in operating assets and liabilities:
      Inventories                                             5,388               11,738
      Prepaid expenses & other current assets               (71,644)             (62,900)
      Accounts payable                                      161,534              525,193
      Accrued expenses and other liabilities               (280,433)             319,988
                                                      ---------------     ----------------

        Net cash used in operating activities              (998,511)            (158,865)
                                                      ---------------     ----------------

Cash Flows From Investing Activities:
  Sale of marketable securities                                  --            2,163,344
  Acquisition of property and equipment                  (1,132,873)          (3,515,786)
  Lease acquisition and other costs                        (209,697)            (315,036)
  Pre-opening costs                                              --             (285,416)
                                                      ---------------     ----------------

        Net cash used in investing activities            (1,342,570)          (1,952,894)
                                                      ---------------     ----------------

Cash Flows From Financing Activities:
  Minority capital contributions                             77,795                   --
  Proceeds from notes payable                               175,000                   --
  Proceeds from private placements, net                   4,243,500           30,455,153
  Distributions to shareholders                             (19,847)             (49,200)
  Exercise of common stock options and warrants             448,333              164,500
                                                      ---------------     ----------------

        Net cash provided by financing activities         4,924,781           30,570,453
                                                      ---------------     ----------------

Net Increase in Cash and Cash Equivalents                 2,583,700           28,458,694
Cash and Cash Equivalents, beginning of period              544,185            3,501,815
                                                      ---------------     ----------------

Cash and Cash Equivalents, end of period                 $3,127,885          $31,960,509
                                                      ===============     ================

                       KOO KOO ROO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and one limited partnership in which the Company has a controlling interest (see note 4 below). All significant intercompany transactions and balances are eliminated.

2. The Company received net proceeds of approximately $30.5 million from two private placements completed in March 1996. A Common Stock offering grossed $3,260,000 before transaction costs for 450,000 shares. Subject to certain exceptions, the Company would be required to issue additional shares if during the first twelve months following issuance, the company issued Common Stock at an effective price below that of the private placement ($7.245 per share). The Company also issued 1,200,000 shares of a newly established series of preferred stock designated as 5% Convertible Preferred Stock (the "Convertible Preferred Stock") for $25.00 per share resulting in gross proceeds to the Company of $30.0 million before transaction costs. The Convertible Preferred Stock has a liquidation preference of $25.00 per share, is non-voting and is entitled to receive dividends quarterly at the rate of 5% per annum, which dividends may be paid in cash or, subject to certain restrictions, by issuing shares of Common Stock. The Convertible Preferred Stock becomes convertible ratably over the fourth through thirteenth month after issuance at discounts to the future market price of Common Stock increasing from 13% to 29% over the same period. Accordingly, the exact number of shares of Common Stock issuable upon conversion of the Convertible Preferred Stock cannot be presently determined and will depend on the future market price of the Common Stock. The placement agents in the transaction were issued five-year warrants to purchase 108,000 shares of Convertible Preferred Stock at $25.00 per share and 40,500 shares of Common Stock at $7.75 per share and received 7.5% of the gross proceeds as cash consideration for such services. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

3. On March 25, 1996, the Company acquired 90% of the outstanding stock of Color Me Mine, Inc. ("Color Me Mine") a chain of paint-your-own ceramics studios with three company and one franchise locations in Southern California. The consideration consisted solely of 377,000 shares of restricted, unregistered shares of Koo Koo Roo Common Stock. Of this total, shares aggregating $900,000 in value are subject to registration at the end of one year, and 100,000 shares are subject to a lock-up to be released at the end of three years. The founders of Color Me Mine will continue to manage the concept with their own separate management team and will develop it through franchised area development agreements and company-owned stores. The founders of Color Me Mine have five-year employment contracts. This acquisition has been accounted for utilizing the pooling of interests accounting method and accordingly, prior period financial statements have been restated to include Color Me Mine.

4. Minority interest represents (i) the other partners' interest in one partnership formed to establish new Koo Koo Roo California Kitchen(TM) restaurants, which are controlled by the Company, and pursuant to the partnership agreement, profits and losses are allocated equally; and (ii) a 10% ownership interest in Color Me Mine held by its founders.

5. The accompanying unaudited consolidated financial statements were prepared on the accrual basis of accounting. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) which are necessary for a fair presentation of the financial results for the periods presented have been made. The interim period results of operations are not necessarily indicative of the results of operation for the full year.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER ENDED MARCH 31, 1996

In accordance with the Company's business plan to rapidly replicate the Koo Koo Roo California Kitchen(TM) concept, nationally and internationally, three new stores were opened during the period. In addition, two private placements were completed in March 1996, a letter of intent was signed with a Canadian joint venture partner and a majority interest in a small complementary chain of paint-your-own ceramics studios was acquired.

Stores were opened in Studio City, Larchmont (Los Angeles) and Venice Beach, California.

The Company received gross proceeds totaling approximately $33.2 million for 450,000 shares of Common Stock for $7.245 per share (subject to adjustment) and 1,200,000 shares of a newly designated class of 5% Convertible Preferred Stock (the "Convertible Preferred Stock") for $25.00 per share. See "- Liquidity and Capital Resources."

The Company has entered into a Letter of Intent to form a new entity, Koo Koo Roo Canada, Ltd., with a group in Toronto, Canada. The joint venture will develop the Koo Koo Roo California Kitchen(TM) restaurant concept and Arrosto Coffee Company outlets in Canada. The Letter of Intent is subject to the pending execution of a joint venture agreement which is satisfactory to both parties, which had not been completed as of the date of this Report.

The Company also acquired a 90% ownership stake in Color Me Mine, Inc., a complementary concept of paint-your-own ceramics studios with three company-owned stores and one franchise located in southern California. Based on the similarity between the customers of the Color Me Mine studios and Koo Koo Roo California Kitchen restaurants, the Company plans to locate the two complementary concepts in adjacent facilities to take advantage of certain real estate locations which have attractive demographics but which are too large to be economically efficient for a Koo Koo Roo California Kitchen alone. Color Me Mine is also seeking to enter into area development agreements with third parties to develop locations independently. Color Me Mine also owns a ceramic bisqueware factory in California which will continue to supply all of the Company's needs for over 400 high quality ceramic pieces.

RESULTS OF OPERATIONS

     The Company incurred an operating loss during the quarter ended
March 31, 1996 in accordance with the Company's continued policy of building the management team and other infrastructure necessary to pursue the Company's corporate strategy of growing through the construction and operation of Company-owned stores. The Company's corporate overhead contemplates a greater number of stores than are presently open and will support a greater rate of new store development than is presently occurring. The current quarter also includes approximately $175,000 in costs associated with the acquisition of Color Me Mine which were expensed in accordance with the pooling of interests accounting method.

     The net loss for the quarter ended March 31, 1996 was $1,702,570 (before preferred stock dividends) compared to a net loss of $1,105,606 for the quarter ended March 31, 1995.

     Revenues for the quarter ended March 31, 1996 were $7,476,003 compared to $3,700,472 for the quarter ended March 31, 1995, an increase of 102%.

     Sales for the current quarter were produced by eight stores which were operating during the current quarter and the same period of the prior year and 10 additional stores opened subsequent to March 31, 1995. Three new stores were opened during the current quarter in Studio City, Larchmont (Los Angeles), and Venice Beach, California. In addition, one location acquired from a former franchise in La Jolla, California was closed during the period.

     Revenues for the quarter ended March 31, 1996, doubled to $7.5 million compared to $3.7 million during the same period of the prior year. Average weekly sales for the eight stores open the full three months of the first quarter of both the current and prior year increased 17.8%. Four Arrosto locations open in both periods generated $206,631 in revenues for the current period and $175,339 during the same period of the prior year, an increase of 17.6%. Management believes that these sales improvements are due to a number of factors including greater awareness of the Company's operation, increased customer penetration, the Company's ability to upgrade its store management through the use of more experienced and highly trained managerial personnel and improved training programs, the addition of new products in late 1995 including hand-tossed, gourmet salads offered at stores retrofitted with The Vegetable Stand, and regional and local marketing programs. As of March 31, 1996, all but two Koo Koo Roo locations had been retrofitted with The Vegetable Stand.

     Cost of sales were $5,145,408 in the current quarter compared to $2,707,728 in the same period of the prior year. These costs, which include food, paper and labor, declined to 69.9% compared to 74.2% in the same period last year due to efficiency improvements in product preparation and labor scheduling and increased volumes.

     Gross profit net of other income for the quarter ended March 31,1996, increased to 31.7% compared with 27.2% in the same period of the prior year. These results are due to the sales and cost improvements referred to above and to the impact of a higher number of "mature" stores (i.e., stores open longer than three months). There were 15 mature stores in the current quarter compared with eight in the same quarter of the prior year.

     Store operating profits for the eight stores open the full 13 weeks of the first quarter of both the current and prior year increased 60.9%. This increase was due to sales increases and to the efficiencies referred to above.

     Operating expenses amounted to $4,107,120 for the current quarter compared to $2,172,663 for the prior quarter. This increase was primarily due to the Company's expansion. Operating expenses as a percentage of revenues decreased to 55.8% from 59.5% in the same period of the prior year due to increased store sales and higher per store volumes which resulted in a decrease in occupancy expenses from 12.8 % for the quarter ended March 31, 1995 to 9.0% in the current quarter. Management expects overall operating expenses to continue to decline as a percentage of revenues. Personnel and corporate expense increased due to infrastructure added in preparation for the Company's planned growth.
Management expects the growth of corporate overhead to continue, but at a slower rate. Approximately $175,000 in expenses associated with the acquisition of Color Me Mine are also included in the current quarter's operating expenses due to the accounting treatment of the acquisition as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Total cash, cash equivalents, and marketable securities at March 31, 1996 amounted to $33,460,276. The Company has been expending cash resources to build income producing assets in the form of new Koo Koo Roo California Kitchen(TM) stores. The Company completed the construction of three restaurants during the quarter. Purchases of property, equipment, and computer hardware and software together with costs for acquiring certain locations amounted to $3,830,822 compared with $1,342,570 during the same quarter last year.

     Corporate expenses for the development of the Koo Koo Roo California Kitchen(TM) concept, real estate development and the management infrastructure necessary to manage store growth have resulted, to date, in net operating losses. The Company's strategy is to build sufficient new stores to generate positive overall operating cash flow as quickly as possible. With the acceleration of the new store openings planned for the third quarter, management expects the Company to achieve a positive net cash flow from operations in the fourth quarter of 1996, or sooner. This strategy requires acquisition and development of successful new sites, and while management has been successful in opening new California Kitchen restaurants in the past, there can be no assurance that this success will continue in the future.

     CAPITAL RESOURCES. During the current quarter the Company received $33.2 million before expenses of $2.7 million from two private placements relating to the issuance of 450,000 shares of Common Stock for $7.245 per share (subject to adjustment) and 1,200,000 shares of a newly-designated class of Convertible Preferred Stock for $25.00 per share as well as related warrants paid to its placement agents. The number of shares of Common Stock issuable in connection with such transactions is subject to adjustment and will depend upon factors which cannot be predicted by the Company at this time including, primarily, the future market price of the Common Stock.

     The Company is also a partner in one limited partnership formed to establish new Koo Koo Roo restaurants which are controlled by the Company in the Florida area. Financial results of this partnership has been consolidated into those of the Company. During the current quarter no cash was contributed to these partnerships by the outside partners.

     The Company has approximately $175,000 of long term notes and loans payable which were assumed with the acquisition of Color Me Mine and has no other long
term debt or store level debt financing as of March 31, 1996.   In order to
achieve its present goal of 45 to 50 Koo Koo Roo stores open or under construction by December 31, 1996, management estimates that an investment of approximately $22,000,000 will be required, which management plans to fund through the use of existing cash and marketable securities, and potentially, store level financing of equipment and leasehold improvements as a possible, non-dilutive source of capital for continued expansion which management is currently investigating.

     The timing of future capital requirements will be affected by the number of stores opened, operational results, real-estate development, and potential other corporate opportunities, including joint ventures in the United States and internationally, and acquisitions of small entities with the objective of converting locations to the Koo Koo Roo California Kitchen concept or dual branding. The Company has been successful to date in raising sufficient capital from outside sources to meet its growth requirement, however, as the Company's capital requirements increase, the company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities. There can be no assurance, however, that the company will be able to raise such capital on acceptable terms when needed.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  10.1  Agreement for Acquisition of Color Me Mine, Inc.
               10.2  Canadian Letter of Intent

          (b) There were three reports on Form 8-K filed for the three months ended March 31, 1996.

               1. Form 8-K, dated January 12, 1996, regarding shareholder approval of amendment increasing authorized Common Stock. No financial statements were filed.

               2. Form 8-K, dated March 18, 1996 regarding a Private Placement Issuance. No financial statements were filed.

               3. Form 8-K, dated March 27, 1996 regarding an acquisition. No financial statements were filed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KOO KOO ROO, INC.
                               -----------------



Date:   May 13, 1996           /s/ KENNETH BERG
      ---------------         ------------------------------------------------
                                   KENNETH BERG, CHAIRMAN OF THE BOARD


Date:   May 13, 1996           /s/  ROBERT KAUTZ
      ----------------         -----------------------------------------------
                                    ROBERT KAUTZ, CHIEF FINANCIAL OFFICER