Form 10-Q
period 1996-06-30
KOO KOO ROO INC/DE
filed 1996-08-14
CIK 878901

                                 UNITED STATES
                                                                       CONFORMED
                        SECURITY AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

For the Quarterly period ended   June 30, 1996   or
                               -----------------

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number                0-19548_________________________________

                               KOO KOO ROO, INC.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                               22-3132583
- ----------------------------------------   ------------------------------------
       (State or Other Jurisdiction of        (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

        11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA  90025
- -------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                (Zip Code)

                                (310) 479-2080
- -------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
- -------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

     As of July 30, 1996, the registrant had outstanding 14,848,740 shares of common stock, $.01 par value per share (excluding 72,512 shares held in the Treasury), and 1,200,000 shares of 5% Convertible Preferred Stock, liquidation preference $25.00 per share.

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                                INDEX FORM 10-Q

                                                 PAGE NO.

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Statements of
 Operations for the Six and
 Three Months Ended June 30, 1995 and               3
 June 30, 1996

Condensed Consolidated Balance Sheets
 as of December 31, 1995 and June 30, 1996          4


Condensed Consolidated Statements of
 Cash Flows for the Six Months Ended
 June 30, 1995 and June 30, 1996                    5

Notes to Condensed Consolidated
 Financial Statements                             6-7

Management's Discussion and Analysis
 of Financial Condition and Results of
 Operation                                       8-11


PART II.  OTHER INFORMATION
Item 4.    Submission of matters to
           a vote of security holders              12
Item 6.    Exhibits required under Rule 601        12
           Exhibits and Reports on Form 8-K

Signatures                                         13


                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED SATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                Six               Six             Three             Three
                                           Months Ended       Months Ended    Months Ended      Months Ended
                                             June 30,           June 30,        June 30,          June 30,
                                               1995              1996             1995              1996
                                          ---------------   ---------------- ---------------   ----------------

Revenues:

Sales                                         $8,161,568        $16,019,263      $4,510,836        $8,661,890
Interest and other                               140,922            833,591          91,182           714,959
                                          ---------------   ---------------- ---------------   ----------------

     Total revenues                            8,302,490         16,852,854       4,602,018         9,376,848

Cost of Sales                                  5,759,276         11,055,763       3,051,548         5,910,355
                                          ---------------   ---------------- ---------------   ----------------

     Gross profit                              2,543,214          5,797,091       1,550,470         3,466,494

Operating Expenses                             5,598,869          9,206,354       3,426,206         5,099,234
                                          ---------------   ---------------- ---------------   ----------------

     Loss before minority interest            (3,055,655)        (3,409,263)     (1,875,736)       (1,632,740)

Minority interest in loss                         89,135            111,256          14,822            37,301
                                          ---------------   ---------------- ---------------   ----------------

     Net loss                                 (2,966,520)        (3,298,007)     (1,860,914)       (1,595,439)

Preferred Dividends                               ------           (424,200)         ------          (375,000)
                                          ---------------   ---------------- ---------------   ----------------

Net Loss Applicable to Common Stockholders   $(2,966,520)       $(3,722,207)    $(1,860,914)      $(1,970,439)
                                           ==============    ===============  ==============    ===============

Net loss per common share:                        $(0.29)            $(0.26)         $(0.17)           $(0.13)
                                           ==============    ===============  ==============    ===============
Weighted average number of common and
common equivalent shares                      10,196,105         14,571,560      10,804,999        14,785,915
                                           ==============    ===============  ==============    ===============

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   December 31,         June 30,
                           ASSETS                      1995               1996
                                                 ----------------    ----------------

Current Assets:
   Cash and cash equivalents                          $3,501,815        $18,547,542
   Marketable securities                               3,663,111          8,294,433
   Inventories                                           186,742            267,046
   Prepaid expense and other                             680,703            868,770
                                                 ----------------    ----------------

           Total current assets                        8,032,371         27,977,791

Property and equipment                                14,270,703         21,098,303
Lease Acquisition costs                                1,511,328          1,980,177
Pre-opening costs                                        840,891            897,070
Investment in international joint ventures               -------            221,108
Intangibles and other assets                           1,899,367          2,259,804
                                                 ----------------    ----------------
                                                     $26,554,660        $54,434,254
                                                  ===============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                   $1,660,899         $1,598,515
   Accrued payroll                                       491,169            866,097
   Accrued store closing costs                           546,463            525,942
   Notes and loans payable - short term                   13,823            125,118
   Other accrued liabilities                           1,402,413          1,497,441
                                                 ----------------    ----------------
           Total current liabilities                   4,114,767          4,613,113
                                                 ----------------    ----------------
Notes and loans payable - long term                      178,646            138,889
                                                 ----------------    ----------------
Minority interest                                        718,109            875,267
                                                 ----------------    ----------------

Stockholder's Equity
  Preferred stock, $.01 par value, 5,000,000
    shares authorized;  1,200,000 shares of
    5% Convertible Preferred Stock issued and
    outstanding (liquidation preference
    $30,000,000)                                         -------             12,000
  Common stock, $.01 par value, 50,000,000
    shares authorized; 14,329,851 and 14,879,351
    shares issued and outstanding                        143,299            148,794
  Additional paid-in capital                          40,467,687         71,357,377
  Accumulated deficit                                (18,274,719)       (21,996,926)
  Treasury stock, 84,352  and 72,512 shares
    at cost                                               (2,242)            (2,124)
  Common stock issued for unearned compensation         (790,887)          (712,137)
                                                 ----------------    ----------------
           Total stockholders' equity                 21,543,138         48,806,984
                                                 ----------------    ----------------
                                                     $26,554,660        $54,434,254
                                                  ===============     ===============


                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six               Six
                                                    Months Ended     Months Ended
                                                      June 30,         June 30,
                                                        1995             1996
                                                  ----------------  ---------------

Cash Flows From Operating Activities:
  Net loss                                            $(2,966,520)     $(3,298,007)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                       1,014,892        1,780,306
    Deferred franchise revenue                            (80,000)         -------
    Minority interest in net loss                         (89,135)        (111,256)
    Assets written off or abandoned                       199,959          278,285
    Common stock issued for expenses and other            111,000           75,750
    Changes in operating assets and liabilities:
      Inventories                                          (3,699)         (80,304)
      Prepaid expenses & other current assets            (237,106)        (303,067)
      Accounts payable                                    440,513          256,616
      Accrued expenses and other liabilities              307,123          194,472
                                                  ----------------  ---------------
        Net cash used in operating activities          (1,302,973)      (1,207,205)
                                                  ----------------  ---------------
Cash Flows From Investing Activities:
  Sale of marketable securities                        (6,158,040)      (4,631,322)
  Acquisition of property and equipment                (3,314,406)      (8,284,720)
  Lease acquisition and other assets                      (90,416)        (709,579)
  Investment in international joint ventures               ------         (221,108)
  Pre-opening costs                                      (686,003)        (657,607)
                                                  ----------------  ---------------
        Net cash used in investing activities         (10,248,865)     (14,504,336)
                                                  ----------------  ---------------
Cash Flows From Financing Activities:
  Minority capital contributions                          114,664          268,414
  Proceeds from private placements, net                17,661,625       30,465,492
  Distributions to shareholders                           (45,781)         (49,200)
  Exercise of common stock options and warrants         1,578,794           72,562
                                                  ----------------  ---------------
        Net cash provided by financing activities      19,309,302       30,757,268
                                                  ----------------  ---------------
Net Increase in Cash and Cash Equivalents               7,757,464       15,045,727
Cash and Cash Equivalents, beginning of period            544,185        3,501,815
                                                  ----------------  ---------------
Cash and Cash Equivalents, end of period               $8,301,649      $18,547,542
                                                   ===============   ==============

                       KOO KOO ROO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and two limited partnerships in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.

2. In the first quarter of 1996, the Company acquired 90% of the outstanding stock of Color Me Mine, Inc. ("Color Me Mine") a chain of paint-your-own ceramics studios. The consideration consisted solely of 377,000 shares of restricted, unregistered shares of Koo Koo Roo Common Stock. Of this total, shares aggregating $900,000 in value are subject to registration at the end of one year, and 100,000 shares are subject to a lock-up to be released at the end of three years. The founders of Color Me Mine will continue to manage the concept with their own separate management team and will develop it through area development agreements and Company-owned stores. The founders of Color Me Mine have five-year employment contracts. The acquisition has been accounted for utilizing the pooling of interest accounting method and, accordingly; prior period financial statements have been restated to include Color Me Mine.

     Through their wholly-owned subsidiary Color Me Mine is in the business of entering into area development agreements to establish Color Me Mine franchises. During the current quarter Color Me Mine completed the sale of three area development territories. Revenue from these sales amounting to $255,000 has been recognized on the accompanying Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 45.

3. On June 7, 1996 the Company entered into definitive agreements with a group of investors in Toronto, Canada, to form a Canadian Limited Partnership, Koo Koo Roo Canada Holdings, which plans to develop the Koo Koo Roo California Kitchen restaurant and Arrosto Coffee Company concepts in Canada. The partnership is 40% owned by Koo Koo Roo, Inc. and the remaining 60% is owned by the group of investors based in Toronto.

4. On May 8, 1996 the Company entered into a business development agreement with an entity associated with its Florida joint venture partner to provide business development services similar to those provided in connection with the Canadian joint venture. In consideration for the agreement, the Company issued options to purchase 1.0 million shares of common stock with an exercise price of $8.00 per share. The options will become exercisable ratably over a three-year period beginning on the first anniversary of the date of issuance, so long as the business development agreement remains in place. The business development agreement may be canceled with six months notice by the Company's CEO in his sole discretion. The options also will vest upon a change in control (as defined).

5. On May 8, 1996 the Company amended its area development agreement covering Florida and certain counties in Southern Georgia. Under this amendment, the area developer's rights to open franchise restaurants were terminated, and all stores will be developed as joint ventures through newly-formed partnerships of which the Company will own a 50% interest. In consideration for this amendment, the Company granted the area developer options to purchase 350,000 shares of the Company's common stock at $8.00 per share. The options vested and became exercisable immediately upon grant.

6. The accompanying unaudited consolidated financial statements were prepared on the accrual basis of accounting. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) which are necessary for a fair presentation of the financial results for the periods presented have been made. The interim period results of operations are not necessarily indicative of the results of operation for the full year.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER ENDED JUNE 30, 1996

     In accordance with the Company's business plan to rapidly replicate the Koo Koo Roo California Kitchen(TM) concept, nationally and internationally, three new Koo Koo Roo restaurants were opened during the period and a new entity, Koo Koo Roo Canada Holdings, was formed with a group in Toronto, Canada. The joint venture, which is 40% owned by Koo Koo Roo and 60% owned by a group of Canadian business and civic leaders, will develop the Koo Koo Roo California Kitchen(TM) restaurant concept and Arrosto Coffee Company outlets in Canada. During the three months ended June 30, 1996, Koo Koo Roo restaurants were opened in Beverly Hills and Yorba Linda, California and in North Miami, Florida.

     In addition, two Color Me Mine ceramics studios were opened and three Color Me Mine Area Development Agreements for the development of up to 36 stores were signed. Color Me Mine ceramics studios were opened in Malibu and Beverly Hills, California.

     The Company distributed a quarterly dividend to the holders of its 5% Convertible Preferred Stock in accordance with its purchase agreement. This dividend, amounting to $375,000, was paid in July 1996 through the issuance of 41,401 shares of the Company's Common Stock.

RESULTS OF OPERATIONS

       The Company incurred an operating loss for the quarter and six month period ended June 30, 1996 in accordance with the Company's strategy of building the infrastructure to support future growth. The Company's corporate overhead contemplates a greater number of stores than is currently open and will support a greater rate of new store development than is presently occurring.

     The net loss for the six month period ended June 30, 1996 was $3,298,007 (before dividends on preferred stock) compared to a net loss of $2,966,520 for the six month period ended June 30, 1995. The net loss for the quarter ended June 30, 1996 was $1,595,439 (before dividends on preferred stock) compared to $1,860,914 for the quarter ended June 30, 1995.

     Revenues for the six month period ended June 30, 1996 were $16,852,854 compared to $8,302,490 for the six month period ended June 30,1995, an increase of 103%. Revenues for the three month period ended June 30, 1996 were $9,376,848 compared to $4,602,018 for the three month period ended June 30, 1995, an increase of 104%.

     Sales for the current quarter were produced by 10 Koo Koo Roo restaurants, which were operating during the current quarter and a portion of the same period of the prior year and 11 additional restaurants opened subsequent to June 30, 1995. Three new restaurants were opened during the current quarter, including owned restaurants in Beverly Hills and Yorba Linda, California and a joint-venture restaurant in North Miami, Florida. Sales for the quarter also include revenues produced by four Color Me Mine studios, two of which were open during the same period of the prior year.

     Average weekly sales for the eight Koo Koo Roo restaurants open the full 13 weeks of the second quarter of both the current and prior year increased 16.0% for the quarter. Four Arrosto locations open in both periods generated $205,838 in revenues for the current period and $186,488 during the same period of the prior year, an increase of 10.4%. Management believes that these improvements are due to a number of factors, including new customers generated by greater awareness of the Company's operation, high frequency visits of a growing group of customers, upgraded restaurant management through recruitment of more experienced managerial personnel, improved training programs and the addition of new products late in 1995 including hand-tossed, gourmet salads offered at restaurants retrofitted with The Vegetable Stand. As of June 30,1996, all but two of the 21 Koo Koo Roo locations had been retrofitted with The Vegetable Stand.

     Interest and other revenues include $378,860 in interest income for the current quarter compared with $70,632 for the same period last year and $255,000 in Color Me Mine area development fees.

     Cost of sales were $5,910,355 in the current quarter compared to $3,051,548 in the same period of the prior year. These costs increased to 68.2% of sales compared to 67.6% in the same period last year due to higher costs associated with new stores.

     Gross profit for the quarter ended June 30, 1996 as a percentage of revenues, increased to 37.0% compared with 34.4% in the same period of the prior year. These results are due to $255,000 in Color Me Mine area development fees and to the higher interest income mentioned above.

     Operating expenses amounted to $5,099,234 for the current year's quarter compared to $3,426,206 for the prior year's quarter. This increase was primarily due to the Company's expansion of the Koo Koo Roo and Arrosto concepts and partially to establishing the infrastructure needed to rapidly develop the Color Me Mine concept. The current quarter also includes start-up costs to develop a professional marketing capability. Operating expenses as a percentage of revenues decreased to 54.4% from 74.5% in the same period of the prior year due to increased store sales and higher per store volumes. Management expects overall operating expenses to continue to decline as a percentage of revenues. Personnel and corporate expense increased due to infrastructure added in preparation for the Company's planned growth. Management expects the growth of corporate overhead to continue, but at a significantly slower rate. Approximately $220,000 in expenses associated with prospective restaurant sites, which had been selected earlier and were abandoned after it was determined the sites did not meet the Company's current site selection criteria, are also included in the current quarter's operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Total cash, cash equivalents, and marketable securities at June 30, 1996 amounted to $26,841,975. The Company has been expending cash resources to build income producing assets in the form of new and remodeled Koo Koo Roo California Kitchen and Color Me Mine stores. The Company completed the construction of three restaurants and two ceramics studios during the quarter. Purchases of property, equipment and computer hardware and software together with costs for acquiring certain locations amounted to $5,277,014 compared with $2,181,533 during the same quarter last year.

     Corporate expenses for the development of the Koo Koo Roo California Kitchen and Color Me Mine concepts, real estate development, and the infrastructure necessary to manage store growth have resulted, to date, in overall net operating losses. The Company's strategy is to build sufficient new stores to generate positive overall operating cash flow as quickly as possible. Management presently believes that it has sufficient resources for this expansion and expects the cash used in operations to decrease during the next six month period, and to become positive by the fourth quarter of 1996.
This strategy requires acquisition and development of successful new sites, and while management has been successful in opening new Koo Koo Roo California Kitchen restaurants and Color Me Mine ceramics studios in the past, there can be no assurance that this success will continue in the future.

     CAPITAL RESOURCES. During the current quarter the Company received $72,562 from the exercise of common stock options and warrants. During the first quarter the Company received $33.2 million before expenses of $2.7 million from two private placements relating to the issuance of 450,000 shares of Common Stock for $7.245 per share (subject to adjustment) and 1,200,000 shares of a newly-designated class of 5% Convertible Preferred Stock for $25.00 per share as well as related warrants issued to its placement agents. The number of shares of Common Stock issuable in connection with such transactions is subject to adjustment and will depend upon factors which cannot be predicted by the Company at this time including, primarily, the future market price of the Common Stock.

     The Company is also a partner in two limited partnerships formed to establish new Koo Koo Roo restaurants in Florida which are controlled by the Company. Financial results of these partnerships has been consolidated into those of the Company. During the current quarter, $268,414 was contributed to these partnerships by outside partners.

     The Company has approximately $139,000 of long term notes and loans payable which were assumed with the acquisition of Color Me Mine, Inc. and has no other
long term debt or store level debt financing as of June 30, 1996.   In order to
achieve its present goal of 45 to 50 Koo Koo Roo restaurants open or under construction by December 31, 1996, management estimates that an investment of approximately $18 million will be required. Approximately $900,000 will be required to open additional Company-owned Color Me Mine ceramics studios by December 31, 1996. The Company plans to fund these investments through the use of existing cash and marketable securities. In addition, the company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues.

     The timing of future capital requirements will be affected by the number of restaurants and ceramics studios opened, operational results, real-estate development and potential other corporate opportunities, including joint ventures in the United States and internationally, and acquisitions of small entities with the objective of converting locations to the Koo Koo Roo California Kitchen concept, the Color Me Mine concept or dual branding. To achieve management's high growth strategic goal for calendar 1997, the Company will need to raise additional funds. As the Company's capital requirements increase, the Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities. There can be no assurance, however, that the Company will be able to raise such capital on acceptable terms when needed.

The forward-looking statements and comments contained in this Report concerning, among other things, the prospects for the company to grow rapidly and attain profitable operations, are necessarily subject to risks and uncertainties some of which are significant in scope and nature. Actual results will be dependent upon many factors the outcome of which cannot be predicted as of the date of this Report. In addition to the matters discussed herein, factors that should be considered are included under the caption "Business Risks" in the Company's most recent Form 10-K and "Risk Factors" in its most recent Form S-1, each of which has been filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The annual meeting of Stockholders was held on May 15,1996.


          (b) At the meeting the following nine individuals were elected as Directors.

              Kenneth Berg                Kory L. Berg
              Donna S. Guido              Lee A. Iacocca
              Robert F. Kautz             Michael D. Mooslin
              Jess M. Ravich              Morton J. Wall
              Don Wohl

          (c) The Stockholders approved a resolution to reserve for issuance shares of Common Stock (including shares issuable upon the conversion of shares of the Copany's 5% Convertible Preferred Stock, as dividends thereon and upon exercise of related warrants) issued in a March 1996 Private Placement which received an affirmative vote of 8,105,261. There were 486,786 negative votes and 87,867 abstentions. In addition, 4,208,134 shares were not voted.

              The Stockholders ratified the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1996 with an affirmative vote of 12,824,049. There were 21,472 negative votes cast and 42,527 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) 10.76  Color Me Mine Area Development Agreement.

          (b) There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KOO KOO ROO, INC.
                               -----------------



Date:   August 13, 1996         /s/ KENNETH BERG
      ------------------        ----------------------------------------------
                                KENNETH BERG, CHAIRMAN OF THE BOARD



Date:   August 13, 1996         /s/ ROBERT KAUTZ
      -------------------       ----------------------------------------------
                                ROBERT KAUTZ, CHIEF FINANCIAL OFFICER