Form 10-Q
period 1996-09-30
KOO KOO ROO INC/DE
filed 1996-11-14
CIK 878901

                                                                       CONFORMED
                                 UNITED STATES
                       SECURITY AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended     September 30, 1996    or
                               -------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------------------

Commission file number                0-19548
                       --------------------------------------------------------

                               KOO KOO ROO, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 22-3132583
--------------------------------------  ---------------------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

 11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA             90025
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                       (Zip Code)

                                 (310) 479-2080
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
-------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ---       ---

     As of November 8, 1996, the registrant had outstanding 15,326,469 shares of common stock, $.01 par value per share (excluding 72,512 shares held in the Treasury), and 1,130,000 shares of 5% Convertible Preferred Stock, liquidation preference $25.00 per share.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX

                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended September 30, 1995 and
September 30, 1996                                                     3

Condensed Consolidated Balance Sheets as of
December 31, 1995 and September 30, 1996                               4

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1995
and September 30, 1996                                                 5

Notes to Condensed Consolidated Financial Statements                  6-7

Management's Discussion and Analysis
of Financial Condition and Results of Operations                      8-12


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K                                       13

Signatures                                                             14


                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Nine               Nine              Three              Three
                                                    Months Ended       Months Ended       Months Ended       Months Ended
                                                    September 30,      September 30,      September 30,      September 30,
                                                        1995               1996               1995               1996
                                                    -------------      -------------      -------------      -------------

Revenues:

Sales                                               $ 13,787,441       $ 26,225,851       $  5,625,873       $ 10,206,588
Interest and other                                       357,594          1,294,508            216,672            460,919
                                                    ------------       ------------       ------------       ------------
  Total revenues                                      14,145,035         27,520,359          5,842,545         10,667,507

Cost of sales                                          9,498,660         18,166,475          3,739,384          7,110,712
                                                    ------------       ------------       ------------       ------------
  Gross profit                                         4,646,375          9,353,884          2,103,161          3,556,795

Operating expenses                                     8,822,227         15,431,064          3,223,358          6,224,710
                                                    ------------       ------------       ------------       ------------
  Loss before minority interest                       (4,175,852)        (6,077,180)        (1,120,197)        (2,667,915)

Minority interest in loss                                 24,912            254,363            (64,223)           143,107
                                                    ------------       ------------       ------------       ------------
  Net loss                                            (4,150,940)        (5,822,817)        (1,184,420)        (2,524,808)

Preferred dividends                                          ---           (780,182)               ---           (355,982)
                                                    ------------       ------------       ------------       ------------
Net loss applicable to common stockholders          $ (4,150,940)      $ (6,602,999)      $ (1,184,420)      $ (2,880,790)
                                                    ============       ============       ============       ============

Net loss per common share:                          $      (0.36)      $      (0.45)      $      (0.09)      $      (0.19)
                                                    ============       ============       ============       ============

Weighted average number of common and
common equivalent shares                              11,384,245         14,688,227         13,760,525         14,921,561
                                                    ============       ============       ============       ============


                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                  December 31,            September 30,
                                                                      1995*                   1996
                                                                  -------------           -------------
                  ASSETS
Current Assets:
  Cash and cash equivalents                                       $   3,501,815           $  11,379,663
  Marketable securities                                               3,663,111               9,184,848
  Inventories                                                           186,742                 454,094
  Prepaid expense and other                                             680,703               1,405,368
                                                                  -------------           -------------

      Total current assets                                            8,032,371              22,423,973

Property and equipment                                               14,270,703              26,920,385
Lease acquisition costs                                               1,511,328               1,962,508
Pre-opening costs                                                       840,891               1,128,003
Investment in international joint ventures                                   --                 240,791
Intangibles and other assets                                          1,899,367               2,615,853
                                                                  -------------           -------------
                                                                  $  26,554,660           $  55,291,513
                                                                  =============           =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $   1,660,899           $   3,007,528
  Accrued payroll                                                       491,169                 628,742
  Accrued store closing costs                                           546,463                 525,942
  Notes and loans payable, short-term                                    13,823                 282,898
  Other accrued liabilities                                           1,402,413               2,549,580
                                                                  -------------           -------------
      Total current liabilities                                       4,114,767               6,994,690
                                                                  -------------           -------------
Notes and loans payable, long-term                                      178,646               1,557,053
                                                                  -------------           -------------
Minority interest                                                       718,109                 398,231
                                                                  -------------           -------------
Stockholders' Equity
 Preferred stock, $.01 par value, 5,000,000
  shares authorized; 0 and 1,138,514 shares of
  5% Convertible Preferred Stock issued and outstanding
  (liquidation preference $28,463,000)                                       --                  11,385
 Common stock, $.01 par value, 50,000,000
  shares authorized; 14,329,851 and 15,173,582
  shares issued and outstanding                                         143,299                 151,735
 Additional paid-in capital                                          40,467,687              71,730,992
 Accumulated deficit                                                (18,274,719)            (24,877,688)
 Treasury stock, 84,352 and 72,512 shares at cost                        (2,242)                 (2,123)
 Common stock issued for unearned compensation                         (790,887)               (672,762)
                                                                  -------------           -------------
      Total stockholders' equity                                     21,543,138              46,341,539
                                                                  -------------           -------------
                                                                  $  26,554,660           $  55,291,513
                                                                  =============           =============


* Derived from audited financial statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Nine                    Nine
                                                                  Months Ended            Months Ended
                                                                  September 30,           September 30,
                                                                      1995                    1996
                                                                  -------------           -------------
Cash Flows From Operating Activities
 Net loss                                                         $  (4,150,940)          $  (5,822,817)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                       1,463,465           $   2,862,333
  Deferred franchise revenue                                            (80,000)                     --
  Minority interest in net loss                                          24,912                (254,363)
  Assets written off or abandoned                                       217,959                 314,011
  Common stock issued for expenses and other                            128,226                 132,499
  Changes in operating assets and liabilites:
   Inventories                                                          (50,478)               (267,352)
   Prepaid expenses and other assets                                   (384,155)               (311,787)
   Accounts payable                                                     788,803                 640,921
   Accrued expenses and other liabilities                               312,422                 939,775
                                                                  -------------           -------------
      Net cash used in operating activities                          (1,729,786)             (1,766,780)
                                                                  -------------           -------------
Cash Flows From Investing Activities:
 Sale of marketable securities                                       (6,158,040)             (5,521,735)
 Acquisition of property and equipment                               (5,759,680)            (13,697,701)
 Lease acquisition and other assets                                     (52,177)             (1,337,537)
 Investment in international joint ventures                                  --                (240,791)
 Pre-opening costs                                                     (980,238)             (1,195,694)
                                                                  -------------           -------------
      Net cash used in investing activities                         (12,950,135)            (21,993,458)
                                                                  -------------           -------------
Cash Flows From Financing Activities
 Net loan proceeds                                                       (6,328)              1,600,000
 Minority capital contributions (distributions)                         151,034                 (65,515)
 Notes and loans to employees and others                                     --                (638,770)
 Net loan repayments                                                         --                 (24,056)
 Proceeds from private placements, net                               17,661,625              30,435,484
 Distributions to stockholders                                          (50,332)                (49,200)
 Exercise of common stock options and warrants                        2,180,958                 380,143
                                                                  -------------           -------------
      Net cash provided by financing activities                      19,936,957              31,638,086
                                                                  -------------           -------------
Net Increase in Cash and Cash Equivalents                             5,257,036               7,877,848
Cash and Cash Equivalents, beginning of period                          544,185               3,501,815
                                                                  -------------           -------------
Cash and Cash Equivalents, end of period                          $   5,801,221           $  11,379,663
                                                                  =============           =============


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

2. In March 1996, the Company acquired 90% of the outstanding stock of Color Me Mine, Inc. ("Color Me Mine") a chain of paint-your-own ceramics studios. The consideration consisted solely of 377,000 shares of restricted, unregistered shares of the Company's Common Stock. Shares aggregating $900,000 in value are subject to registration at the end of one year, and 100,000 shares are subject to a lock-up to be released at the end of three years. The founders of Color Me Mine have five-year employment contracts. The acquisition has been accounted for utilizing the pooling of interest accounting method and, accordingly, prior period financial statements have been restated to include Color Me Mine.

     A wholly-owned subsidiary of Color Me Mine is in the business of entering into agreements to establish Color Me Mine franchises. During the quarter ended June 30, 1996 Color Me Mine completed the sale of three area development territories. Revenue from these sales amounting to $255,000 has been recognized in the accompanying Condensed Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 45.

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

4. In the quarter ended June 30, 1996 the Company entered into definitive agreements with a group of investors in Toronto, Canada to form a Canadian Limited Partnership, Koo Koo Roo Canada Holdings, which plans to develop the Koo Koo Roo California Kitchen restaurant and Arrosto Coffee Company concepts in Canada. The partnership is 40% owned by Koo Koo Roo, Inc. with the remaining 60% owned by the group of investors based in Toronto. The first location is expected to open during the second quarter of 1997.

5. On October 9, 1996 the Company made an offer to holders of 1,197,863 warrants to purchase Common Stock, issued pursuant to June 1995 private placement transactions, to tender any or all of such warrants at a price of $2.00 per warrant in cash. All of the warrants were issued pursuant to private placement transactions exempt from the registration requirements of the Securities Act. On November 8, 1996, the Company completed the tender offer and repurchased 802,256 tendered warrants at $2.00 per warrant ($1,604,512 in the aggregate).

6. During the quarter ended September 30, 1996, the Company entered into a $1.6 million in store level debt financing representing two loans, each secured by leasehold mortgages and first priority security interests in all of the furniture, fixtures and equipment at each of the Company's two joint venture locations in Florida. The loans are also guaranteed by the Company and its joint venture partner. The interest rate on these loans is equal to one percent over the base rate established by Citibank, N.A. from time to time and the principal maturing in seven years.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER ENDED SEPTEMBER 30, 1996

     In accordance with the Company's business plan to rapidly replicate the Koo Koo Roo California Kitchen concept, nationally and internationally, three new Koo Koo Roo restaurants were opened during the quarter. Two of these locations are in new markets: Denver, Colorado and Menlo Park which is in the San Francisco Bay Area. A third location in Irvine, California was also opened during the three months ended September 30, 1996. As of November 13, 1996, the Company operates 28 restaurants (including two opened in October of 1996 and one in November 1996).

     Also during the quarter ended September 30, 1996, two Color Me Mine company-owned ceramics studios were opened in Studio City and Venice, California and one franchise location was opened in Costa Mesa, California. As of November 13, 1996, ten Color Me Mine stores were open and operating, including seven ceramics studios owned and operated by the Company and three franchised ceramics studios owned and operated by third parties. Two of these locations (one owned by the Company and one franchised) were opened in October of 1996.

RESULTS OF OPERATIONS

     The Company incurred operating losses during the three and nine months ended September 30, 1996 in large part due to the establishment of corporate infrastructure designed to support future growth. The Company's corporate overhead contemplates a greater number of stores than are currently open and will support a greater rate of new store development than is presently occurring.

QUARTER TO QUARTER COMPARISON

     The net loss for the quarter ended September 30, 1996 was $2,524,808 ($2,880,790 after dividends on preferred stock) compared to $1,184,420 for the quarter ended September 30, 1995.

     Total revenues for the three month period ended September 30, 1996 were $10,667,507 compared to $5,842,545 for the three month period ended September 30, 1995, an increase of 83%.

     Sales for the current quarter were produced by 13 Koo Koo Roo restaurants which were operating during the current quarter and a portion of the same period of the prior year and 12 additional restaurants opened subsequent to September 30, 1995. Three new restaurants were opened during the current quarter, including restaurants in Irvine and Menlo Park, California and Denver, Colorado. Sales for the quarter ended September 30, 1996 include revenues of $412,000 produced by six Color Me Mine ceramics studios owned and operated by the Company, two of which were open during the same period of the prior year.

     Average weekly sales for the 12 Koo Koo Roo restaurants open the full 13 weeks of the third quarter of both the current and prior year increased 10.2% for the quarter. Four Arrosto locations open in both periods generated $191,269 in revenues for the current period and $187,025 during the same period of the prior year, an increase of 2.3%. Management believes that these improvements are due to a number of factors, including new customers generated by greater awareness of the Company's operations, high frequency visits of a growing group of customers, upgraded restaurant management through recruitment of more experienced managerial personnel, improved training programs and the addition of new products late in 1995 including hand-tossed, gourmet salads offered at restaurants retrofitted with The Vegetable Stand. As of September 30, 1996, all but two of the Koo Koo Roo locations had been retrofitted with The Vegetable Stand.

     Interest and other revenues include $397,000 in interest income for the current quarter compared with $187,000 for the same period last year and $10,000 in Color Me Mine franchise and royalty revenue. Higher interest income resulted from the investment of the remaining net proceeds of the private placements which occurred in the first quarter of 1996.

     Cost of sales were $7,110,712 in the current quarter compared to $3,739,384 in the same period of the prior year. These costs increased to 69.7% of sales compared to 66.5% in the same period of the prior year due to higher costs associated with new store openings in new markets (including New York, Colorado and Northern California). As a result, gross profit for the quarter ended September 30, 1996, as a percentage of revenues, decreased to 33.0% compared with 36.0% in the same period of the prior year.

     Operating expenses amounted to $6,224,710 million for the current quarter compared to $3,223,358 million for the prior year quarter. Operating expenses as a percentage of revenues increased to 58.4% from 55.2% in the same period of the prior year. This increase in aggregate expenditures was primarily due to the Company's expansion of the Koo Koo Roo and Arrosto concepts and partially to establishing the infrastructure needed to rapidly develop the Color Me Mine concept. Management presently expects the growth of corporate overhead to continue, but at a slower rate and to decline as a percentage of revenues in the future. The results for the quarter ended September 30, 1996 also include approximately $400,000 in advertising costs relating to a television commercial which aired during September and October of 1996 and $211,000 in costs relating to the development of the franchise sales and support program for Color Me Mine. In addition, during the third quarter of 1996, the Company incurred $125,000 in employee severance costs.

     The Company distributed a quarterly dividend to the holders of its 5% Convertible Preferred Stock amounting to $355,982, which was paid in October 1996 through the issuance of 50,836 shares of the Company's Common Stock. The Company had no preferred stock outstanding during the prior year.

NINE MONTH COMPARISON

     The net loss for the nine month period ended September 30, 1996 was $5,822,817 ($6,602,999 after dividends on preferred stock) compared to a net loss of $4,150,940 for the nine month period ended September 30, 1995.

     Revenues for the nine month period ended September 30, 1996 were $27,520,359 compared to $14,145,035 for the nine month period ended September 30,1995, an increase of 95%.

     Interest and other revenues include $860,000 in interest income for the nine month period ended September 30, 1996 compared with $286,000 for the same period last year. Higher interest income resulted from the investment of the remaining net proceeds of the private placements which occurred in the first quarter of 1996. The nine month period also includes $282,000 in Color Me Mine franchise revenue.

     Cost of sales were $18,166,475 for the nine month period ended September 30, 1996 compared to $9,498,660 for the same period of the prior year. These costs increased to 69.3% of sales compared to 68.9% in the same period last year due to higher costs associated with new store openings in new markets (including New York, Colorado and Northern California).

     Gross profit for the nine month period ended September 30, 1996 as a percentage of revenues, increased to 34.0% compared with 32.8% for the same period of the prior year. These results also include the Color Me Mine franchise revenues discussed above and higher interest income.

     Operating expenses amounted to $15.4 million for the nine month period ended September 30, 1996 compared to $8.8 for the same period of the prior year. The increase was primarily due to the Company's expansion of the Koo Koo Roo and Arrosto concepts and partially to establishing the infrastructure needed to rapidly develop the Color Me Mine concept. In addition to $400,000 in advertising costs discussed above, the current nine month includes costs to develop the Color Me Mine franchise and sales and support program which will initiate franchise revenues in October of 1996. Approximately $314,000 in site abandonment expenses are included in the current nine month period compared to $267,000 for the prior year. Operating expenses as a percentage of revenues decreased to 56.1% from 62.4% in the same period of the prior year due to increased sales and higher per store volumes. Management presently expects the growth of corporate overhead to continue, but at a slower rate and to decline as a percentage of revenues in the future. Personnel and corporate expense increased due to infrastructure added in preparation for the Company's planned growth.

     Through September 30, 1996 dividends distributed to the holders of the Company's 5% Convertible Preferred Stock amounted to $780,182. Approximately $49,000 was paid in cash and the remainder through the issuance of 92,237 shares of the Company's Common Stock. The Company had no preferred stock outstanding during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Total cash, cash equivalents, and marketable securities at September 30, 1996 amounted to $20.5 million. The Company has been expending cash resources to fund operations and to build income producing assets in the form of new and remodeled Koo Koo Roo California Kitchen and Color Me Mine stores. The Company completed the construction of three restaurants and two ceramics studios during the quarter. Purchases of property, equipment and computer hardware and software together with costs for acquiring certain locations for the nine months ended September 30, 1996 amounted to $15.0 million compared with $5.8 million during the same quarter last year.

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

     CAPITAL RESOURCES. During the first quarter of 1996, the Company received $33.2 million before expenses of $2.7 million from two private placements relating to the issuance of 450,000 shares of Common Stock for $7.245 per share (subject to adjustment) and 1,200,000 shares of a newly-designated class of 5% Convertible Preferred Stock for $25.00 per share, as well as related warrants issued to its placement agents. The number of shares of Common Stock issuable in connection with such transactions is subject to adjustment and will depend upon factors which cannot be predicted by the Company at this time including, primarily, the future market price of the Common Stock. During the quarter ended September 30, 1996, 61,486 shares of 5% Convertible Preferred Stock were converted into 241,830 shares of the Company's Common Stock.

     As of September 30, 1996, the Company has approximately $1.7 million of long term notes and loans payable consisting of $135,000 assumed with the acquisition of Color Me Mine and $1.6 million in store level debt financing. The store level financing represents two loans totaling $1.6 million secured by leasehold mortgages and first priority security interests in all of the furniture, fixtures and equipment at each of the Company's two joint venture locations in Florida. The loans are also guaranteed by the Company and its joint venture partner. The interest rate on the loans is equal to one percent over the base rate established by Citibank, N.A. from time to time and the principal maturing in seven years.

     In the second quarter of 1996 the Company formed a Canadian Limited Partnership, Koo Koo Roo Canada Holdings, which plans to develop the Koo Koo Roo California Kitchen restaurant and Arrosto Coffee Company concepts in Canada.
The partnership is 40% owned by Koo Koo Roo, Inc. with the remaining 60% owned by the group of investors based in Toronto. As of September 30, 1996 the Company's investment in its Canadian joint venture was approximately $241,000. The first Canadian Koo Koo Roo California Kitchen is expected to open in the spring of 1997.

     In response to the Company's tender offer to its June 1995 private placement warrant holders, 802,256 warrants have been tendered back to the Company in connection with its October 9, 1996 tender offer at $2.00 per warrant. The Company plans to fund the $1.6 million payable to the warrant holders with current cash balances during the month of November.

     The timing of future capital requirements will be affected by the number of restaurants and ceramics studios opened, operational results, real-estate development and potential other corporate opportunities, including joint ventures in the United States and internationally, and potential acquisitions with the objective of converting locations to the Koo Koo Roo California Kitchen concept, the Color Me Mine concept or dual branding. To achieve management's planned goal for calendar 1997, the Company will need to raise additional funds. As the Company's capital requirements increase, the Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities. There can be no assurance, however, that the Company will be able to raise such capital on acceptable terms when needed.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


          (a)  EXHIBITS - Exhibit No. 27, Financial Data Schedule

          (b) FORM 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KOO KOO ROO, INC.
                                    -----------------



Date:   November 14, 1996            /s/ KENNETH BERG
      --------------------          ------------------------------------------
                                    KENNETH BERG, CHAIRMAN OF THE BOARD



Date:   November 14, 1996            /s/ ROBERT KAUTZ
      --------------------          ------------------------------------------
                                    ROBERT KAUTZ, CHIEF FINANCIAL OFFICER