Form 10-K
period 1996-12-31
KOO KOO ROO INC/DE
filed 1997-03-31
CIK 878901

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE YEAR ENDED DECEMBER 31, 1996

                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
     PERIOD FROM __________ TO __________

                        Commission file number: 0-19548

                             [LOGO OF KOO KOO ROO]

                               KOO KOO ROO, INC.
            (Exact name of Registrant as specified in its charter)

      Delaware                                                     22-3132583
-------------------                                            -----------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                                 Identification #)

        11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA 90025
        --------------------------------------------------------------
              (Address of principal executive office)  (Zip Code)
      Registrant's telephone number, including area code: (310) 479-2080

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 7, 1997, 16,352,596 shares of Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 7, 1997, was approximately $93.1 million based on the closing price of $6.9375 per share on that date on the Nasdaq National Market. All directors and officers and more than 5% stockholders of Registrant are deemed "affiliates" of Registrant for the purpose of calculating such aggregate market value. Registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of Registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Current Report on Form 8-K dated March 18, 1996 are hereby incorporated herein by reference into Item 5 of Part II of this Report. In addition, portions of the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                                 PART I

ITEM 1.   BUSINESS

GENERAL INFORMATION

     The principal business of Koo Koo Roo, Inc. (the "Company" or "Koo Koo Roo") is the operation of restaurants in the emerging food category of fresh, convenient meals--meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with upscale, casual full-service restaurants. The Company's signature concept, Koo Koo Roo California Kitchen(TM), features the Company's proprietary Original Skinless Flame-Broiled Chicken(TM), fresh oven-roasted hand-carved turkey, country herb rotisserie chicken, made to order tossed salads, specialty sandwiches on fresh baked rolls, a signature vegetable soup and more than 23 side dishes including hand-mashed potatoes, stuffing, steamed green beans and other vegetables, rices and grains. With few exceptions, all are prepared fresh in small batches on-site throughout the day. As of March 7, 1997, the Company operated 28 Koo Koo Roo restaurants: 26 company owned and operated restaurants located in California
(24); New York (1); and Colorado (1), as well as two joint venture restaurants in Florida, which are operated by the Company. See "--Restaurants in Operation and Expansion Plans."

     The Company's restaurants are designed to appeal to consumers who look for good tasting, freshly prepared food, and who also appreciate menu items that are wholesome and healthy. The products are easy to understand, high in quality and generally low in fat, calories and cholesterol, without the negative connotation or taste of "health food." The sights and smells of fresh food preparation, such as turkey carving and salad tossing, are displayed in glass enclosed stations featuring "chefs" in restaurant whites and toques. The average check ranges between $8 and $9 and the restaurants generally range in size from approximately 2,000 to 4,000 square feet.

     The Company opened its first restaurant in Los Angeles, California in August 1988 in a fast food format with a menu limited to the proprietary Original Skinless Flame-Broiled Chicken(TM) and a half-dozen hot and cold side dishes. In 1990 Kenneth Berg (the Company's current Chairman and Chief Executive Officer) purchased a financial interest of 50% in Koo Koo Roo, which had only two stores at the time, from the Company's founders for $2.0 million. The Company then completed an initial public offering in October 1991 and the founders attempted to roll out the fast food format concept in several states. In July 1992, Mr. Berg led the buyout of the remaining shares held by the Company's founders and became the Company's Chairman and Chief Executive Officer. Also in 1992, Mr. Berg hired Michael D. Mooslin, an experienced chain restaurant executive, to be President and to help reposition the Company's concept from a standard fast food format to a broad menu restaurant with full service cooking standards while continuing to offer counter service. Over the next several years, executive management, together with the Company's corporate chef and professional designers, developed the layout, menu and appearance of the Koo Koo Roo California Kitchen(TM).

     In 1994 the Company initiated an area development and franchising program, but the performance and nature of the concept led management to focus on a quality-oriented brand strategy and to begin an expansion program starting in 1995. The expansion program focused on Company ownership or joint venture relationships rather than franchising. During 1995, and 1996, additional real estate, marketing, human resources, operations, construction and purchasing executives, as well as store managers, were recruited to join the Company from restaurant industry leaders such as The Cheesecake Factory, California Pizza Kitchen, Houston's and Acapulco Restaurants. In February 1995, Mr. Berg recruited Robert Kautz to join the Company as Chief Financial Officer. Over the next two years, Mr. Kautz was principally responsible for raising over $75 million in new equity for the Company. Mr. Kautz was recently named President of Koo Koo Roo, Inc. while retaining his title of Chief Financial Officer. In June of 1995, Iacocca Capital Partners, L.P. served as placement agent in raising $14.3 million in common stock and warrants. Subsequent to the June private placement, Lee A. Iacocca, retired Chairman of Chrysler Corporation, was elected to the Company's Board of Directors. In September 1996, John Kaufman joined the Company as President of Koo Koo Roo USA responsible for all domestic operations. Mr. Kaufman was previously Chief Executive Officer of Rosti and also opened 64 restaurants over nine years during his tenure at California Pizza Kitchen where he was Vice President of Operations. In September 1996, Mr. Mooslin was appointed the President and Chief Operating Officer of Koo Koo Roo International. See "--Recent Developments" and "Executive Officers, Directors and Key Employees."

     In 1996, the Company also acquired 90% of Color Me Mine, Inc. ("Color Me Mine"), a chain of paint-your-own ceramics studios. Color Me Mine is a retail chain of studios where customers paint ceramics primarily for entertainment which are fired overnight in kilns located on site. The Company acquired Color Me Mine with a view to open units next to Koo Koo Roo restaurants to utilize larger real estate locations. Color Me Mine has been built in two Koo Koo Roo locations and two additional dual-brand locations are presently under construction. Color Me Mine has its own management team and plans to grow independently through company-owned and franchise operations. As of March 1, 1997, Color Me Mine operated nine company-owned ceramics studios and is a joint venture partner in six other studios through its franchising subsidiary. The stores have unpainted ceramic items which are purchased by the customer and all supplies are provided for the customer to design and paint their selection. Color Me Mine also operates a ceramics manufacturing facility in Van Nuys, California where over 400 different items are produced for distribution to its owned stores and franchises.

     As of March 7, 1997, eleven of the Company's Koo Koo Roo restaurants also featured the specialty products of the Arrosto Coffee Company ("Arrosto"), a wholly-owned subsidiary of the Company. Arrosto offers fresh roasted coffee and espresso drinks along with regular and reduced-fat pastries and desserts. Inclusion of Arrosto in the Koo Koo Roo California Kitchen(TM) locations allows for increased facility utilization across day-parts, including early morning, mid-afternoon, and evening. Arrosto operates a coffee bean micro-roastery in Van Nuys, California and ships beans to its locations three to four times per week to ensure the freshness of its end products. In addition, Arrosto has begun construction of a test location for a family coffee house concept and, depending on the results of the test location, may make additional investments in locations strategically located near or adjacent to Koo Koo Roo California Kitchen restaurants or Color Me Mine ceramics studios.

RECENT DEVELOPMENTS

     PRIVATE PLACEMENTS

     In February 1997, the Company completed a private placement of 6% Series B Convertible Preferred Stock, liquidation preference $100 per share (the "Series B Convertible Preferred Stock"), and received net proceeds of approximately $26.9 million (after deducting cash fees to the placement agent and estimated transaction expenses). The Series B Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the Common Stock at the time of conversion, less a discount initially equal to 3% and increasing over time to 25% at the end of 13 months from the date of original issuance. Dividends may be paid in cash or by issuing additional shares of Series B Convertible Preferred Stock (valued at $100 per share). The Company also agreed to issue to the placement agent three year warrants to purchase 29,000 shares of Series B Convertible Preferred Stock at $100 per share.

     In March 1996, the Company completed two related private placement offerings and received net proceeds aggregating approximately $30.4 million (after deducting cash fees to the placement agents and transaction expenses). In these offerings, the Company issued (i) 1,200,000 shares of 5% Convertible Preferred Stock, liquidation preference $25 per share (the "Series A Convertible Preferred Stock"), and (ii) 450,000 shares of Common Stock, subject to adjustment. The Series A Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the of the Common Stock at the time of conversion, less a discount initially equal to 13% and increasing over time to 29% thirteen months from the date of original issuance. Dividends may be paid in cash or by issuing shares of Common Stock (valued at market value). To date, the Company has issued a total of 285,417 additional shares of Common Stock in respect of the Common Stock placement in accordance with the adjustment mechanism. The Company also issued to the placement agent five year warrants to acquire 108,000 shares of Series A Convertible Preferred Stock for $25 per share and 40,500 shares of Common Stock for $7.75 per share.

     The number of shares of Common Stock issuable upon conversion or the Series A and Series B Convertible Preferred Stock is dependent on future events, consisting of, among other things, future trading prices of the Common Stock in the marketplace and the conversion decisions of the holders. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PURCHASE AGREEMENT FOR 14 HAMBURGER HAMLET RESTAURANTS

     On March 21, 1997, the Company entered into a purchase agreement to acquire 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt as well as assumption of the related real property leases. The purchase agreement is subject to the approval of the bankruptcy court. Ten restaurants are located in California and four in the Washington, DC Beltway area. If consummated, certain of the acquired locations would be converted to or co-located with Koo Koo Roo California Kitchen(TM) restaurants. In certain of the acquired locations, the Company also intends to test market a menu insert profiling Koo Koo Roo California Kitchen(TM) and offering selected Koo Koo Roo California Kitchen(TM) menu items in the full service Hamburger Hamlet restaurant environment. The Company presently intends to finance the acquisition with cash on hand or with borrowings under a debt package which is presently being negotiated. There can be no assurance that this acquisition will be completed.

     ACQUISITION OF COLOR ME MINE, INC.

     On March 25, 1996, the Company acquired 90% of the outstanding capital stock of Color Me Mine, the operator of a small chain of paint-your-own-ceramics studios located in Southern California. As consideration for its 90% interest, the Company issued to the shareholders of Color Me Mine a total of 377,000 restricted shares of unregistered Common Stock, of which shares with a value of $900,000 are subject to registration under the Securities Act of 1933 as amended (the "Securities Act") and another 100,000 shares will be held in escrow to be released at the end of three years. The transaction has been designed to be a tax-free reorganization under the federal income tax laws and has been accounted for utilizing the pooling of interests accounting method. See "--Business Development Agreement."

     CANADIAN JOINT VENTURE

     The Company entered into an agreement in 1995 with a group of Canadian business leaders to form a joint venture to develop the Koo Koo Roo California Kitchen(TM) restaurant concept in Canada ("Koo Koo Koo Canada"). The Company has a 40% ownership interest in Koo Koo Roo Canada and a pro rata participation in the earnings and responsibility to provide it's proportionate share of capital. Koo Koo Roo Canada has entered into three lease agreements and is negotiating for a fourth site, all in the greater Toronto area. The first Canadian Koo Koo Roo is under construction and presently is scheduled to open in late spring of 1997. The second restaurant, also under construction, is presently expected to open in late spring or early summer of 1997 and the third is scheduled for the fall of 1997. The management was hired from successful, high volume, full-service restaurants in the Toronto area and have been training at the Company's corporate headquarters in California.

     INTERNATIONAL

     In September 1996, Michael Mooslin, who led the development of the Koo Koo Roo California Kitchen(TM) concept, became President of the Company's International division, Koo Koo Roo International. In this role, Mr. Mooslin is responsible for seeking joint venture partners and licensees in international markets. Mr. Mooslin will also be charged with establishing the necessary systems and culture by international operators to facilitate the replication of Koo Koo Roo products and quality.

     In addition to the Canadian joint venture described above, the Company is actively pursuing other international opportunities. Among these is a licensing agreement which the Company is negotiating with restaurant operators based in the Middle East to cover Lebanon, Kuwait, United Arab Emirates and Egypt. In addition, the Company has signed an initial memorandum of understanding with a prominent multi-national company to develop Koo Koo Roo restaurants in Asia in a joint venture partnership. The terms of any such joint venture in Asia are subject to, among other things, the development of a mutually acceptable business plan, which has not been completed as of the date of this Report. At this time, the Company cannot predict whether these activities will lead to the establishment of further international operations, or the terms thereof.

     BUSINESS DEVELOPMENT AGREEMENT

     On May 8, 1996, the Company retained Restaurant Marketing Corp. ("RMC") to provide business development services. RMC's principal responsibility will be to pursue additional joint venture partners for Koo Koo Roo and Color Me Mine. RMC identified the Company's Canadian partners and facilitated the structuring and establishment of Koo Koo Roo Canada. In consideration for the agreement, the Company issued options to purchase one million shares of the Company's Common Stock at an exercise price of $8.00 per share which will become exercisable 33-1/3% per year so long as the business development agreement with RMC remains in place. The business development agreement may be canceled with six months notice by the Company's Chief Executive Officer in his sole discretion. These options will also vest upon change in control (as defined in the business development agreement). RMC is an affiliate of Mel Harris, a director of the Company.

     FLORIDA/SOUTHERN GEORGIA AREA DEVELOPMENT AGREEMENT

     The Company's sole remaining franchisee was granted rights pursuant to a 1994 Area Development Agreement covering Florida and certain counties in Southern Georgia (the "Florida/Southern Georgia Area Development Agreement"). In August 1995, the Company entered into a First Amendment to the Florida/Southern Georgia Area Development Agreement pursuant to which the local area developer in that market (the "Developer") granted the Company a right of first refusal to participate as a joint venture partner with the Developer in future Koo Koo Roo store locations in the Florida/Southern Georgia territory. Under this arrangement, it is anticipated that the Company and the Developer will jointly develop stores in Florida through equal ownership in newly-formed partnerships. For financial reporting purposes, the results of these stores will be consolidated with the Company's operations subject to the minority interest of the Developer. The first such joint venture restaurant opened in South Miami in November 1995 and an additional location in North Miami opened in July 1996. In May 1996, the Company further amended the Florida/Southern Georgia Area Development Agreement to remove the right of the Developer to franchise stores and, thereby, require that all stores built will be developed as joint ventures. As consideration for the May 1996 amendment, the Developer was issued options to purchase 350,000 shares of Common Stock at $8.00 per share. The developer is an affiliate of Mel Harris, a director of the Company.

BUSINESS STRATEGY

     The Company believes that its Koo Koo Roo California Kitchen(TM) restaurants are positioned in a new dining niche being created by a number of emerging trends: the aging of the population and market segment's growing interest in eating healthier; the rapidly developing interest among young adults and parents of young children in food that's "better for you"; the increasing demand for fresh, understandable food that tastes good and offers the comfort of home cooking; the replacement of beef with poultry as an everyday protein; the growing propensity for restaurants to provide a source of visual entertainment; the increasing demand for quality carry-out food; and the preference for branded high quality coffees and espresso drinks. Management believes the Koo Koo Roo California Kitchen(TM) concept, when combined with an Arrosto Coffee Bar, addresses each of these trends in a unique direct way.

     The Company's goal is to become a leader in the convenient, fresh food market niche. Therefore, its strategic objective is to grow and attain brand awareness and economies of scale. To achieve this objective, the Company has assembled a management team and invested in research and development and corporate infrastructure to: acquire real estate locations; design and build its restaurants; manage the systems and services required to maintain quality and safety in a high growth environment; and finance the investment necessary to achieve economies of scale. The Company believes that in its core market of West Los Angeles it has established a brand name which represents convenient, high quality, fresh food, at affordable prices. The Company's business plan is to replicate the Koo Koo Roo California Kitchen(TM) concept, with an initial focus on building clusters of stores in a limited number of major metropolitan areas which are demographically similar to the core Los Angeles market. The Company intends to grow in the long-term through the replication of Company-owned stores, license or joint venture arrangements in national and international markets, acquisitions for conversion, dual-branding and co-locating and other strategic alliances or acquisitions which will increase the distribution and awareness of its fresh food brand and attain economies of scale in its convenient, fresh food market niche. As of the date of this report, the Company has no agreement regarding any such venture, alliance or acquisition beyond that discussed herein under the caption "--Recent Developments" and there can be no assurance that any such opportunity will be identified or realized.

     In 1996, the Company also acquired 90% of Color Me Mine, Inc. The Company acquired Color Me Mine with a view to open it next to Koo Koo Roo restaurants to utilize larger real estate locations. Color Me Mine has been built in three Koo Koo Roo locations and two additional dual-brand locations are presently under construction. However, Color Me Mine has its own management team and plans to grow independently through company-owned and franchised operations.

     GROWTH PHILOSOPHY

     GROWTH THROUGH REPLICATING COMPANY STORES. The Company's present emphasis in the United States will be the development of additional Koo Koo Roo California Kitchen(TM) stores which will either be owned and operated by the Company or owned in partnership and operated by the Company. Management currently intends to focus its 1997 expansion in California, Florida, the New York City area, the Washington DC Beltway area, and, opportunistically, in other areas as appropriate. See "Restaurants in Operation and Expansion Plans."

     GROWTH IN SALES OF EXISTING RESTAURANTS. The Company intends to continue to focus on growth in sales of existing restaurants. New initiatives will include a Grab and Go case with ready made sandwiches and salads, expanded catering, delivery and take-out services, new products and enhanced marketing programs.

     FUTURE POTENTIAL GROWTH. In the future, the Company expects to act opportunistically to establish joint ventures and/or pursue acquisitions as appropriate with experienced, major operators. The Company recently sign an agreement to acquire 14 Hamburger Hamlet restaurants. See "--Recent Developments."

     FOCUSED RESTAURANT REAL ESTATE STRATEGY. Based on the success of the restaurants, the Company tries to locate most of the Company's restaurants in highly accessible, free-standing locations and strip shopping centers in mixed use, high-traffic locations which facilitate take-out business. The Company also has stores in alternative real estate venues in a shopping mall and a street level site in an urban, high rise building, and will take advantage of these alternative sites as appropriate. The Company has hired experienced real estate professionals to secure locations in California, Southern Florida, the Northeast (tri-state area) and Washington DC Beltway area. The Company has been and will be pursuing discussions from time to time with other entities regarding possible acquisitions of existing restaurants with the intent to secure locations. In addition, the Company has hired a former developer to focus on strategic alliances with banks and retailers who have need to restructure their real estate. As of the date of this Report, the Company has no agreement regarding any such alliance, joint venture or acquisition beyond that discussed herein under the caption "--Recent Developments" and there can be no assurance that any such opportunity will be identified or realized.

     MULTIPLE COMPLEMENTARY BRANDS FOR REAL ESTATE LEVERAGE. In 1993, the Company purchased the Arrosto Coffee Company, which created the foundation for sales opportunities during hours other than the Koo Koo Roo peak lunch and dinner periods. These include retail goods and specialty coffee and espresso beverages, a breakfast program and afternoon and evening dessert/snack business. After testing several approaches, the Company has designed a retail concept with a credible coffee house identity, fresh baked goods, additional breakfast items and reduced fat and regular desserts. The Company began implementation of the refined coffee concept with the opening of the South Miami store and to date, has included an Arrosto location in 11 Koo Koo Roo California Kitchen(TM) locations. In March of 1996, the Company also acquired 90% of Color Me Mine, a chain of paint-your-own ceramics studios. In certain locations, the Company has located Koo Koo Roo and Color Me Mine stores in adjacent facilities in order to take advantage of real estate locations which have attractive demographics, but which are too large to be economically efficient for a Koo Koo Roo California Kitchen(TM) store alone. See "--Recent Developments."

     EXPERIENCED CORPORATE AND STORE MANAGEMENT. During 1996, the Company continued building its management team with multi-unit retail and high growth chain restaurant personnel. Real estate, marketing, human resources, operations, construction and purchasing executives, as well as store managers, have been recruited to join the Company from restaurant industry leaders, such as The Cheesecake Factory, California Pizza Kitchen, Perkins Family Restaurants, Taco Bell, Houston's and Acapulco Restaurants. See "--Executive Officers, Directors and Key Employees."

     INFORMATION TECHNOLOGY. The Company has invested in sophisticated touch screen point-of-sale systems. These systems enable management to monitor sales and costs according to day-part (morning, lunch, mid-day, dinner, evening), menu item (skinless chicken, turkey, rotisserie chicken, etc.), customer type (eat-in, take-out or catering), and by hour throughout the day. In addition, these systems are connected via modem to a network which enables store polling and updating of prices and menus from a central corporate coordination point. Moreover, open databases, which the Company is currently implementing and connecting via communication systems, will facilitate electronic invoicing, accounting and purchasing designed to allow the Company to grow with a more efficient use of clerical and supervisory staff. During 1997, the Company currently plans to complete a wide area network application and add an executive information system for analytical information reporting.

     HIGHLY MOTIVATED FIELD MANAGEMENT. The philosophy of the Company's entrepreneurial chairman has led to an innovative, individual store management team approach with a general manager and production chef, who receive incentives, including store performance-driven bonuses and stock options in the Company. The Company recognizes that the distinguishing features of the restaurants are highly dependent on quality and hand preparation and the Company monitors and rewards its managers with the objective to ensure that its high standards are maintained. The Company believes that its sophisticated training systems and motivated store management teams will provide a competitive advantage in the Company's convenient fresh food market niche.

KOO KOO ROO CALIFORNIA KITCHEN(TM) CONCEPT

     KOO KOO ROO'S MISSION. The mission of the Koo Koo Roo California Kitchen(TM) is "to provide a dining experience that contributes to healthier, happier and longer lives" as stated by the Company's Chairman, Ken Berg. Utilizing ingredients and products that provide the best possible taste while also achieving a healthy compromise on nutrition, convenience and fresh food, the executive chef has created a variety of menu items which range from zero to average levels of fat and sodium at affordable prices. In addition, the Company aims to maintain a sense of fun and excitement in its restaurants, embodied in the Koo Koo Roo name and its signature "winking" chickenhead logo. The Company's management focus on cleanliness in the brightly lit restaurants, consistently fast and friendly service and enjoyable fresh roasted coffees and pastries through the Arrosto Coffee Company brand all contribute to achieving the Company's mission.

     "FRESH, HEALTHY AND DELICIOUS" FOOD CONCEPT. The Company's premium poultry, rices/grains, vegetables and fruits are freshly prepared in small quantities on-site throughout the day. Research with customers shows that the primary reasons for customers choosing to frequent the Company's stores involve the good taste, variety and freshness of the food. Management believes that its "from scratch" approach to food preparation provides a distinguishable difference in taste from most similarly priced competition.

     CLEAN DINING AREAS AND SUPERIOR SERVICE. The Company also tries to distinguish its concept by maintaining a management focus on clean surfaces, sanitized containers and tools, and food that is touched as little as possible by human hands. This noticeably clean environment is further enhanced by a training and management focus on giving courteous, friendly service with a heightened sense of urgency. Quality monitoring and training for food preparation and other key service standards is supported by a self-managed, multi-lingual, card and audio tape training system to assist management in maintaining consistency as the Company grows.

     PROPRIETARY, SIGNATURE PRODUCTS AND DISPLAYS. The Company's signature product, Original Skinless Flame-Broiled Chicken(TM), has never been duplicated to the Company's knowledge and requires marinating and basting in a proprietary sauce. The Company has developed other proprietary dishes and received a patent for its Turkey Bar, which features hand-carved, fresh steam-roasted turkey. A wide array of side dishes are shown in brightly-lit glass cases. The Vegetable Stand, surrounded by up to 14 fresh produce items in wooden, refrigerated displays, is reminiscent of a farm fresh produce stand and provides an exhibition work station for the salad maker.

     VERSATILE PROTOTYPES. The Koo Koo Roo California Kitchen(TM) concept has been designed for three prototypical sizes: a 3,500 square foot restaurant with Arrosto coffee bar in free-standing or in-line locations; a 2,000 square foot restaurant for smaller, lower density, in-line locations; and a 600 to 700 square foot kitchen outlet for high traffic, shared seating, and take-away locations such as airports or the foot traffic of office buildings. The Company's present locations range from 1,400 to 5,600 feet. Present development plans for 1997 include building 30% of the stores with the larger, 3,500 foot prototype and 70% of the stores with the 2,000 square foot prototype. As of the date of this Report, none of the 600 to 700 square foot sites or the 2,000 square foot sites have been built, although the Company plans to open a small number of 600 to 700 foot test sites. See "Restaurants in Operation and Expansion Plans--Restaurants in Operation as of December 31, 1996."

RESTAURANTS IN OPERATION AND EXPANSION PLANS

     To date, all restaurants, with the exception of the Beverly Boulevard store in Los Angeles, have been partially or entirely renovated to provide the Company's Koo Koo Roo California Kitchen(TM) menu. Management currently intends that all restaurants to be opened in the future will be selected in accordance with the Company's site selection criteria and constructed in compliance with one of the three prototypes discussed above. As of March 7, 1997, the Company had 28 Koo Koo Roo restaurants open and 39 locations either identified or in various stages of development. This includes nine sites with executed leases (3 of which are currently under construction), 7 sites in final lease negotiation and 23 sites identified, some of which have letters of intent executed. While management believes certain of the letters of intent to be binding, leases will not be signed until permit and zoning approvals are in place. Consequently, these sites, although presently planned for opening in 1997, are not listed below. See "--Site Selection, Design and Construction." The status of the Color Me Mine ceramics studios is separately described under the caption "--Color Me Mine, Inc."

     RESTAURANTS IN OPERATION AS OF DECEMBER 31, 1996:

                                                    Square
Location                                            Footage       Date Opened
-----------------------                             -------     ----------------

LOS ANGELES COUNTY, CA:   Los Angeles
                           (Beverly Blvd.)          1,425       March 1989
                          Marina Del Rey            2,500       June 1990
                          Encino                    2,075       April 1991
                          West Los Angeles          2,675       May 1991
                          Brentwood                 2,600       May 1994
                          Beverly Hills
                           (South Beverly)          2,975       August 1994
                          Santa Monica              3,525       January 1995
                          Downtown Los Angeles      2,325       April 1995
                          Manhattan Beach           2,675       April 1995
                          Pasadena                  3,200       August 1995
                          Woodland Hills            3,800       December 1995
                          Studio City               5,600       January 1996
                          Larchmont Village         2,500       March 1996
                          Venice                    4,100       April 1996
                          North Beverly Hills       4,650       May 1996
                          Redondo Beach             3,000       October 1996
ORANGE COUNTY, CA:        Costa Mesa                2,850       July 1995
                          Yorba Linda               3,600       July 1996
                          Irvine                    3,475       August 1996
                          Tustin Market             3,500       November 1996
SAN FRANCISCO BAY AREA:   Menlo Park                5,067       October 1996
SAN DIEGO COUNTY, CA:     Del Mar                   2,425       November 1995
COLORADO:                 Denver                    3,500       September 1996
FLORIDA:                  South Miami/1/            3,200       November 1995
                          North Miami/1/            3,550       July 1996
NEW YORK:                 Bayside                   3,700       October 1996
NEW JERSEY:               Taj Mahal Hotel & Casino  4,875       December 1991/2/


     RESTAURANT LOCATIONS WITH EXECUTED LEASES AT DECEMBER 31, 1996:

                                                    Square      Estimated Date
       Location                                     Footage     of Opening/3/
-----------------------                             -------     --------------


LOS ANGELES COUNTY, CA:   West Hollywood            3,600       January 1997
                                                                  (Opened)
                          Burbank /4/               4,125       March 1997
                                                                  (Opened)
                          Torrance (Del Amo)        3,800       July 1997
                          Torrance (Rolling Hills)  2,000       September 1997
                          Claremont                 2,500       September 1997
ORANGE COUNTY, CA         Laguna Hills              3,500       July 1997
                          Aliso Viejo /4/           4,260       May 1997
WESTFIELD, NJ             Westfield                 3,600       May 1997
LEESBURG PIKE, VA         Baileys                   3,600       May 1997
LAS VEGAS, NV             Las Vegas                 2,500       4th Quarter 1997
LONG ISLAND, NY           New Hyde Park             2,800       3rd Quarter 1998

--------------------
/1/ Joint venture with area developer. See "--Recent Developments-- Florida/Southern Georgia Area Development Agreement."

/2/ This store was sold for $1.4 million in January 1997 to the Taj Mahal Hotel & Casino for casino expansion purposes.

/3/ Estimated date subject to potential delays beyond the control of management, including government permits and construction complications.

/4/ These locations were purchased by the Company in 1996. Subsequent to December 31, 1996, the Company entered into sale/leaseback agreements on these properties.

     SITE SELECTION, DESIGN AND CONSTRUCTION

     The Company considers the location of a restaurant to be critical to its long-term success. The site selection process involves an evaluation of a variety of factors, including demographics (such as target population density and household income levels); specific site characteristics (such as visibility, accessibility, parking availability and traffic volume); proximity to activity centers (such as prime urban office or retail shopping districts, suburban shopping areas, health clubs, medical centers and hotel and office complexes); and potential competition in the area. Based on the Company's impression of the similarity between the customers of the Color Me Mine studios and Koo Koo Roo California Kitchen(TM) restaurants, the Company plans in certain instances to locate the two complementary concepts in adjacent facilities to take advantage of real estate locations which have attractive demographics but which are too large to be economically efficient for a Koo Koo Roo California Kitchen(TM) alone. The Company leases all of its restaurant sites (except for two sites which are to be financed with sale/leaseback transactions). Senior executives inspect and approve the site for each Company-owned restaurant prior to the execution of a lease. The opening of new restaurants is subject to certain business risks including, among other things, locating satisfactory sites, negotiating favorable leases, completing construction and securing appropriate government permits and approvals. Once space has been leased and made available to the Company, 120 days or more are required to complete construction, obtain necessary licenses and approvals and open the new restaurant. Uncontrollable factors such as obtaining licenses can result in additional months of delay from lease signing to opening. See "--Business Risks."

     While the Company's restaurant design is flexible and may be adapted to local architectural styles and existing buildings with varying floor plans and configurations, the Company has developed its own proprietary cooking system which includes specialized equipment and a distinctive and proprietary equipment layout in standardized modules which speed the design process. Currently, most open restaurants range in size from approximately 2,000 to 3,800 square feet. Currently, the standard restaurant consists of a kitchen/preparation area and order/display counter, comprising approximately 50% of the total space of the restaurant, with seating capacity for approximately 75 to 125 persons in the remaining half of the restaurant.

     RESTAURANT OPERATIONS AND MANAGEMENT

     The Company generally employs full service restaurant managers. The training program is up to 16 weeks for general managers, depending on experience level, and includes training materials, including a certified "Train the Trainer" program and task training materials for managers to use in training their employees as well as Hazard Analysis of Critical Control Points (HACCP) for professional implementation of food and facility safety and sanitation. The average restaurant employs 30 to 40 staff members including an experienced full-service general manager, a skilled production chef, and a personnel manager along with shift leaders, cooks, turkey carvers, salad makers, and other service personnel.

     PURCHASING

     The Company currently negotiates directly with manufacturers, producers and suppliers for food ingredients and beverage products in order to ensure uniform quality and adequate supply and to gain access to the most competitive prices. The restaurants obtain food and beverage items from local suppliers, shipped directly to the restaurants, but at the prices and on the terms established relative to the Company's national contracts, which management believes results in significant benefits to the Company.

     FRANCHISE OPERATIONS

     Due to its success with its new restaurant concept, the Company's franchise activities have been eliminated with respect to Koo Koo Roo. However, the Company may pursue franchise opportunities at some future time when and if the Company determines that it is in the Company's best interest to do so. The Company is currently developing joint ventures with its area developer in the State of Florida and certain counties located in Southern Georgia and exploring other joint venture opportunities. It is, however, presently expected that Color Me Mine will pursue franchising and area development agreements as well as company-owned stores. See "--Color Me Mine, Inc."

     ADVERTISING AND PROMOTION

     Historically, the Company has primarily pursued opportunistic, lower cost advertising and promotion activities within the trading area of each restaurant. Because its business is primarily driven by "word of mouth" messages and visit frequency, these activities have been heavily weighted to community activities that include sampling Koo Koo Roo food. A limited amount of local print and selective radio advertising have also been tested in addition to a pilot campaign combining billboards, transit posters and radio, and two two-week cable television tests. Although the Company plans to continue marketing in its local trading areas to its strength as reflected in consumer research studies conducted by the Company--the taste, quality and healthiness of its food-- market-wide campaigns for a variety of media are also being developed. Longer term, the Company plans to develop a sufficient number of restaurants in each market to permit the cost-effective use of mass media.

     COMPETITION

     The Company believes that its ability to compete effectively will depend on maintaining the quality of its food, service and ambiance at a reasonable price. The Company believes that there exists an emerging market niche encompassing quality, convenience, healthfulness, taste and affordability. The Company plans to continue to introduce innovative product lines such as those associated with the Turkey Bar and The Vegetable Stand, in addition to maintaining its own individuality and standards of taste, freshness, visual vitality and cleanliness at affordable pricing.

     The restaurant industry is highly competitive and there are a number of purveyors that compete directly and indirectly for the consumers' food dollars many of which are larger and more widely known than the Company. Based on research and customer comments, the Company believes that the quality and value of its products, service, ambiance and prices distinguish it from its competitors. There are several factors which could potentially affect the competitive position of the Company or individual restaurants of the Company to which management might have to respond. These factors include, but may not be limited to: consumer taste and discretionary spending priorities; national, regional or local economic conditions; demographic trends; traffic patterns; employee availability; and the type, number and location of competing restaurants. See "--Business Risks."

     TRADEMARKS AND SERVICEMARKS

     The trademark and servicemark "Koo Koo Roo(TM)" is registered in the United States Patent and Trademark Office, and all right, title and interest in and to the mark is held by the Company. Seventeen domestic and thirteen foreign trademarks/patents are currently owned by the Company and more are being developed for proprietary recipes, systems, software, customized equipment and design/equipment layouts including the Company's patented Turkey Bar Carving Station, its Original Skinless Flame Broiled Chicken(TM), The Vegetable Stand and Arrosto Coffee. The Company believes that its trademarks and servicemarks have significant value to the marketing of its restaurants and products.

GOVERNMENT REGULATION

     The Company is subject to various federal, state and local laws affecting its business. The Company's restaurants are subject to regulation by various governmental agencies, including those responsible for compliance with state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards. The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and working conditions. Since many of the Company's personnel are paid at rates based on the federal minimum wage, increases in such minimum wage may result in an increase in the Company's labor costs. The Company cannot predict the impact on its results of operations should the federal minimum wage be changed.

     If, in the future, the Company wishes to resume selling franchises or allow additional joint venture partners to operate joint ventures in the U.S. (as is presently planned to occur with Color Me Mine), it will be subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. Although Color Me Mine has a current filing under the franchise laws of California and all other states, there can be no assurance that the Company or Color Me Mine will be able to update or maintain their respective disclosure documents or become registered in certain states. Such state laws may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and may regulate discrimination among franchisees in charges, royalties or fees.

COLOR ME MINE, INC.

     Based on the Company's impression of the similarity between the customers of the Color Me Mine studios and Koo Koo Roo California Kitchen(TM) restaurants, the Company initially bought its 90% interest primarily to locate the two complementary concepts in adjacent facilities to take advantage of real estate locations which have attractive demographics but which are too large to be economically efficient for a Koo Koo Roo California Kitchen(TM) alone. Based on activity in the industry, management's assessments of franchise growth potential has led Color Me Mine to focus on its growth potential as a stand alone business. A separate management team manages the concept and develops it through franchises, area development agreements, joint ventures and company-owned stores. Color Me Mine has a current Uniform Franchise Offering Circular filed in the state of California and other states. Management presently plans to pursue franchising simultaneously in multiple regions of the U.S., and internationally. During 1996, Color Me Mine opened seven company-owned and two franchised and four joint venture studios and signed three area developer agreements for San Diego and Orange County, California, Nevada, Florida and New Jersey. The founders of Color Me Mine have five-year employment contracts which expire in March 2001. See "General Information" and "Recent Developments." Detailed information regarding Color Me Mine is available in its Uniform Franchise Offering Circular, available by writing to: Mr. Kevin Reilley, c/o Color Me Mine, Inc., 14724 Ventura Blvd., Suite 1001, Sherman Oaks, CA 91403.

     COLOR ME MINE CERAMICS STUDIOS IN OPERATION AS OF DECEMBER 31, 1996:

                              Square
Location                      Footage     Date of Opening
--------                      -------     ---------------

Company-Owned
-------------

LOS ANGELES COUNTY, CA
     Santa Monica             2,200       April 1994
     Encino                   1,650       March 1995
     Beverly Hills            1,500       May 1996
     Malibu                   1,500       June 1996
     Venice                   1,392       July 1996
     Studio City              1,670       September 1996
     West Hollywood           1,700       December 1996

SAN FRANCISCO BAY AREA
     Menlo Park               1,350       October 1996
     San Francisco            1,000       December 1996

Franchised
----------

ORANGE COUNTY, CA
     Belmont Shores           1,400       November 1995

LIVINGSTON, NJ
     Livingston               1,940       December 1996
     Summit                   2,370       November 1996

Joint Ventures
--------------

ORANGE COUNTY, CA
     Costa Mesa               1,750       September 1996
     Laguna Niguel            1,019       October 1996

SOUTHERN FLORIDA
     Aventura                 1,800       December 1996
     Coconut Grove            1,550       December 1996

EMPLOYEES

     As of March 7, 1997, the Company employed approximately 1,672 full and part-time individuals which includes 24 executives, 91 corporate and support staff and five field managers. None of these employees is covered by a collective bargaining agreement. The Company believes that it has good labor relations.

BUSINESS RISKS

     There can be no assurance that the Company will continue to enjoy the existing store level success that it has enjoyed in the past, nor can there be any assurance that new stores will open or enjoy success equal to the prototype stores. Each potential investor should consider the following risks inherent in the Company's business which include, but are not necessarily limited to: the limited number of stores and the Company's history of losses; uncertainty of proposed expansion due to availability of sites and the necessary capital; uncertainty of consumer acceptance in new markets; competition which will require continued innovation by management; potential reversal of consumer trends in health and lifestyle which currently benefit Koo Koo Roo; dependence upon key corporate and store management personnel; sanitation risks; and government regulations including zoning/permitting delays, cost impact of labor laws and franchise regulation of Color Me Mine franchises. While management is aware of these factors and has strategies and plans which it believes will manage these risks, some of these factors are beyond management's control and could result in lower than expected performance.

ITEM 2.   PROPERTIES

     The Company's Burbank location (Opened in March 1997) and its Aliso Viejo location (under construction), are properties that have been recently purchased by the Company. All other Company-owned restaurant sites and ceramics studios are leased from third parties. These leases expire on dates ranging up to May 2006, with the majority providing for renewal options. All leases provide for specified periodic rental payments and certain leases call for additional payments based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. Color Me Mine leases a 5,500 square foot warehouse and a 20,000 square foot bisque factory to support its operations. For information relative to the Company's future minimum lease payment obligations under its long-term operating leases, see Note 12 to the Consolidated Financial Statements. For listing of the Company's locations and related square foot information, see "--Restaurants Opened as of December 31, 1996" and "--Ceramics Studios Opened as of December 31, 1996."

     Certain corporate offices of the Company are located in space leased by Berg Enterprises, Inc., a company owned by the Company's Chairman, located in Iselin, New Jersey. During the year ended December 31, 1996, the Company compensated Berg Enterprises, Inc. in the amount of $16,600 for the use of such space. See "Item 13."

     In addition, the Company's principal executive office is located in approximately 11,400 square feet of leased space in Los Angeles, California, under a five year lease which expires May 31, 1999, with a base rent of approximately, $16,000 per month. In March 1997, Color Me Mine operations were relocated to an office facility located in Sherman Oaks, California where they leased 7,600 square feet of space at a base rent of approximately $9,000 per month expiring in May 2000.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has become subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. As of the date of this Report, management believes that there are no legal proceedings pending, the resolution of which is expected to have a material financial impact on the Company's consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors receive a maximum annual compensation of $3,000, a fee of $300 for each meeting attended, $250 for each committee meeting attended and reimbursement of reasonable expenses incurred in attending meetings. The currently authorized number of directors is fifteen. The Board of Directors has a Compensation Committee, Stock Awards Committee which administers the Company's Stock Awards Plan, a Finance Committee and an Audit Committee.

     The following sets forth certain information regarding the directors, executive officers and other key employees of the Company. Additional information available in the Company's annual proxy statement is incorporated by reference. Set forth below is certain information with respect to each person who is a director or executive officer of the Company as of March 7, 1997:


NAME                            POSITION WITH COMPANY
----                            ---------------------
Kenneth Berg/4/                 Chairman of the Board and Chief Executive
                                Officer.  Born 1926.

Robert F. Kautz                 President, Chief Financial Officer and Director.
                                Born 1958.

Michael D. Mooslin              President of Koo Koo Roo International and
                                Director.  Born 1947.

John Kaufman                    President of Koo Koo Roo USA and Director.
                                Born 1962

Morton J. Wall/1/               Treasurer and Director.  Born 1938.

Ronald D. Garber                General Counsel and Corporate Secretary.
                                Born 1953

Kory L. Berg                    President of the Arrosto Division and Director.
                                Born 1960.

Lee A. Iacocca/2//3//4/         Director.  Born 1924.

Mel Harris                      Director.  Born 1940.

Jess M. Ravich/1/               Director.  Born 1957.

Don Wohl/1//2//3//4/            Director.  Born 1932.

--------------------
/1/  Member of the Audit Committee.
/2/  Member of the Compensation Committee.
/3/  Member of the Stock Awards Committee.
/4/  Member Finance Committee


     KENNETH BERG, CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Mr. Berg has been a director since August 1990 and has been Chairman of the Board and Chief Executive Officer since July 1992. He was Co-Chairman of the Board and Co-Chief Executive Officer from March 1992 until July 1992. From August 1990 until March 1992, he served as Chairman of the Board of the Company. Since January 1990, Mr. Berg has served as Chairman of the Board and President of Berg Enterprises, Inc. ("Berg Enterprises"), a holding company of which Mr. Berg is the sole stockholder. From 1969 to December 1989, Mr. Berg served as Chairman of the Board and President of the original Berg Enterprises, Inc., a company chiefly involved in the mortgage banking business (renamed Margco Holdings, Inc. in 1990), which was listed on the New York Stock Exchange until May 1985 and which subsequently became a subsidiary of Primerica Corporation. Mr. Berg presently works full-time for the Company. Kenneth Berg is the father of Kory L. Berg.

     ROBERT F. KAUTZ, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Kautz has been Chief Financial Officer of the Company since February 1995, became Assistant Secretary and a Director in November 1995, President of Corporate Development in September 1996, and President, Koo Koo Roo, Inc. in March, 1997. Prior to joining the Company, Mr. Kautz managed due diligence and business plan development projects at Archon Capital Partners, L.P. and InterActive Partners, L.P. as a consultant and associate for one year. Prior to Archon, for two years he was Vice President of Marketing and Business Development for Integrated Voice Solutions, Inc. For five years prior to that, and on an interim basis in early 1994, he led U.S. and international consulting engagements as a Senior Manager, Manager and Senior Consultant for the Price Waterhouse Strategic Consulting Group specializing in business strategy and cost and quality improvement. He has an MBA degree from Harvard Business School.

     JOHN KAUFMAN, PRESIDENT AND CHIEF OPERATING OFFICER, KOO KOO ROO USA, AND DIRECTOR. Mr. Kaufman joined the Company in September, 1996, and is directly responsible for domestic restaurant operations, marketing, human resources, training, real estate and profitability. Prior to joining the Company, Mr. Kaufman was Chief Executive Officer of Rosti, a small Italian restaurant chain based in California. He joined Rosti in December 1994, responsible for overseeing all operations. Mr. Kaufman was also with California Pizza Kitchen, starting in June 1986 with its first restaurant and promoted to Vice President Operations, overseeing the opening of an additional 64 restaurants over a nine-year period. He had store profit responsibility including daily operations, restaurant design, menu design, and management hiring and training.

     MICHAEL D. MOOSLIN, PRESIDENT AND CHIEF OPERATING OFFICER, KOO KOO ROO INTERNATIONAL, AND DIRECTOR. Mr. Mooslin was President and Chief Operating Officer of the Company from March 1992 until September 1996 when he became President and Chief Operating Officer of Koo Koo Roo International. He has also been a director of the Company since September 1992. Mr. Mooslin has been involved in various capacities in the food business since 1962. From 1986 until March 1992, Mr. Mooslin owned and operated MDM Restaurant Group, a management company which facilitated the growth of small, development stage fast-food chains. From 1972 to 1986, he served as President of Naugles, inc., a fast-food chain featuring freshly prepared Mexican food.

     RONALD D. GARBER, GENERAL COUNSEL AND CORPORATE SECRETARY. Mr. Garber has been General Counsel and Corporate Secretary since May of 1996. From 1993 until April 1996, Mr. Garber was a partner at the law firm of Richman, Lawrence, Mann, Greene & Chizever in Beverly Hills, where he represented the Company. Prior thereto, he was Of Counsel for the law firm of Cooper, Epstein & Horowitz.

     MORTON J. WALL, TREASURER AND DIRECTOR. Mr. Wall has been Treasurer of the Company since August 1990 and a Director since June 30, 1994. He also served as Secretary from August 1990 to May 1996. Since March 1990, Mr. Wall has served as Vice President and Treasurer of Berg Enterprises.

     KORY L. BERG, PRESIDENT, ARROSTO AND DIRECTOR. Mr. Berg has been a director and employee of the Company since August 1990. He established the first Koo Koo Roo in Florida and served as its general manager from November 1990 to November 1994.

     LEE A. IACOCCA, DIRECTOR. Mr. Iacocca, the retired Chairman of Chrysler Corporation, was named to the Board of Directors in August 1995. He is also a director of MGM Grand, Inc. and New World Communications Group Inc. In addition, Mr. Iacocca is Chairman of the Committee for Corporate Support of the Joslin Diabetes Foundation and a member of the advisory board of Reading is Fundamental.

     MEL HARRIS, DIRECTOR. Since 1988 Mr. Harris has been Chairman and since 1993 Chief Executive Officer of Preferred Employers Holdings, Inc. (NASDAQ:
PEGI) and President of International Insurance Group, Inc. since 1984. Mr. Harris is CEO of Restaurant Marketing Corporation (RMC) and Restaurant Acquisition Corporation (RAC), entities with which the company has service agreements. RAC is also the Company's joint venture partner in two stores in Florida. Mr. Harris is CEO of Ceramics Acquisiton Corporation which is the joint venture partner of Color Me Mine, Inc. in three stores in Florida. He also serves on the board of directors of the National Parkinson Foundation, Hebrew Home for the Aged in Riverdale, New York, and the Yeshiva University Sy Syms School of Business. He is a founder of the United States Holocaust Memorial Museum, Washington, D.C., and a 1994 recipient of the Ellis Island Medal of Honor Award.

     JESS M. RAVICH, DIRECTOR. Mr. Ravich has been the Chief Executive Officer and the majority owner of Libra Investments, Inc., a registered broker dealer, since its was founded Libra in 1991. From March 1990 to March 1991, Mr. Ravich was Executive Vice President of high yield trading with Jefferies & Co, a registered broker dealer. Mr. Ravich is a director of Cherokee, Inc., a clothing manufacturer and ACTV, Inc. a developer of individualized television programming technology.

     DON WOHL, DIRECTOR. Mr. Wohl has been a director of the Company since December 1993. He has been a private investor as well as a business and individual consultant for more than the past five years. Mr. Wohl is also a director of Vitafort International Corporation, a specialty food manufacturer.

     The following sets forth, as of March 7, 1997, certain biographical information with respect to additional members of the Company's management:

     BETH ARNOLD, VICE PRESIDENT FINANCE. Ms. Arnold joined the Company in 1994 and brings over 15 years of management experience in accounting, finance, data processing and administrative functions. Prior to joining the Company, she served as Director of Accounting and Administration for a wholesale food distributor owned by Flagstar Companies, Inc. Prior to that, she was a controller and assistant controller to two start-up restaurant chains. Ms. Arnold is a CPA.

     THOMAS BECK, VICE PRESIDENT OF CONSTRUCTION & DESIGN. Mr. Beck is a seasoned manager who has built restaurants across the United States and been involved in construction since 1970. Prior to joining the Company, he was Director of Construction for California Pizza Kitchen.

     JOHN BIRDSALL, SENIOR VICE PRESIDENT AND EXECUTIVE CHEF. Mr. Birdsall brings 16 years of restaurant experience. Before joining the Company, Mr. Birdsall was executive chef for Monroe's Restaurant and Catering, Metro Restaurant, California Institute of Foods, Ruby's Diner Corporation and Hilton Hotel. He is responsible for menu development and kitchen training.

     MARVIN COHEN, VICE PRESIDENT OF PURCHASING. Mr. Cohen has over 25 years experience in food purchasing and distribution, most recently with The Cheesecake Factory where he was Director of Purchasing. He has also held numerous management positions with firms such as S.E. Rykoff and Sizzler International, Inc.

     ROBERT FORT, VICE PRESIDENT, INFORMATION SYSTEMS TECHNOLOGY. Mr. Fort has spent more than 18 years developing information systems for various industries including food service. Prior to joining the Company Mr. Fort worked for Nestle USA where he developed and successfully implemented various financial systems.

     PHILIP GAY, PRESIDENT AND CEO, COLOR ME MINE.   Mr. Gay was named Chief
Executive Officer in December 1996. Prior to joining Color Me Mine, Mr. Gay was the CFO of Wolfgang Puck Food Company, Inc. from 1994 to 1996 and served as Acting President from July 1996 to September 1996. From 1987 to 1994 Mr. Gay was employed by California Pizza Kitchen, Inc., Los Angeles, California where he last served as Vice President Finance, CFO and Corporate Secretary.

     JEANNE GILES, CONTROLLER. Ms. Giles joined the company in March 1997. She brings over ten years of accounting and finance experience primarily in a restaurant/retail environment. Prior to joining the Company, Ms. Giles, was the Controller for La Salsa, a ninety unit restaurant chain, where she managed all the accounting, finance and information system functions for the past five years.

     BRADLEY GOLD, DIRECTOR OF OPERATIONS, ARROSTO COFFEE COMPANY. Mr. Gold brings over 20 years of multi-unit restaurant and real estate experience. Most recently, Mr. Gold was Regional Operations Manager for California for Pasqua, Inc. where he managed 31 coffee bar locations and a distribution facility. Previously, he was with The Tiger Company, Thrifty Corporation and Associated Hosts, a fifteen restaurant chain.

     JAMES KONSTANTINIDES, VICE PRESIDENT, REAL ESTATE. Mr. Konstantinides has been involved in the restaurant, real estate development and franchising fields for over twenty years. He has identified and secured over 350 sites in his career for major chains including Friday's, Swensen's, Red Robin and Denny's. Previously, he was President and Chief Operating Officer for California Restaurant Concepts, the franchisee of T.J. Applebee's in California.

     JACK MCSHANE, EXECUTIVE VICE PRESIDENT, STORE OPENINGS. Mr. McShane has been Executive Vice President of the Company since August 1993. Mr. McShane brings over 15 years of restaurant experience to the Company. Prior to joining the Company, Mr. McShane spent 10 years with Pioneer Boulangerie where he served as General Manager and Chief Buyer for the multi-million dollar food complex which encompassed catering, a national wholesale bakery facility, and fine dining as well as quick service dining.

     JOEL PETERSEN, REGIONAL VICE PRESIDENT OF OPERATIONS. Mr. Petersen brings over 20 years of restaurant operations experience to the Company. Mr. Petersen has worked for Mr. Steak Restaurants, Brown Derby, Pizza Time Theatres and Denny's and has directly supervised up to 200 stores.

     MARTIN G. PARAVATO, SENIOR VICE PRESIDENT FINANCE. Mr. Paravato joined the Company in August 1996. Prior to joining the Company, Mr. Paravato was a partner with the international accounting firm of BDO Seidman LLP, specializing in SEC reporting companies. He is a CPA and a graduate of California State University at Northridge.

     MAX SCHNEEBERGER, REGIONAL VICE PRESIDENT OF OPERATIONS. Mr. Schneeberger possesses both corporate and franchise operations experience as a result of his 20 year career with Sizzler Restaurants International. Mr. Schneeberger supervised operations for up to 85 stores with annual sales of $100 million.

     JEANNE SCOTT, VICE PRESIDENT OF HUMAN RESOURCES. Ms. Scott has been Vice President of Human Resources of the Company since December 1995 and is also responsible for the Training Department. From August 1993 to November 1995, she served as Vice President of Human Resources for Perkins Family Restaurants, a 450-unit, full service restaurant chain with approximately 9,000 employees.
From April 1980 to July 1992, Ms. Scott held various human resource and training positions with the Taco Bell Corporation, a unit of PepsiCo.

     ROBERT ZANOLLI, REGIONAL VICE PRESIDENT OF OPERATIONS. Mr. Zanolli brings to the Company over 15 years of restaurant experience having worked for Acapulco Restaurants, Red Onion, El Torito and Sheraton. Most recently, he supervised operations with annual revenues exceeding $42 million.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the Company's initial public offering in October 1991, the Company's Common Stock has traded in the over-the-counter market and has been listed for quotation through the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). Prior to such date, there was no public market for the Common Stock. On August 14, 1995, the Company was accepted for quotation through the Nasdaq National Market.

     The following table sets forth for the periods identified the high and low sales price of the Common Stock for the periods indicated, as reported by Nasdaq.

                                   HIGH      LOW
                                   ----      ---
YEAR ENDED DECEMBER 31, 1995

  First Quarter                   $ 7.000   $4.000

  Second Quarter                    7.000    4.750

  Third Quarter                     9.781    6.250

  Fourth Quarter                    9.563    6.250

YEAR ENDED DECEMBER 31, 1996

  First Quarter                   $ 9.125   $6.125

  Second Quarter                   10.000    7.750

  Third Quarter                     9.250    6.250

  Fourth Quarter                    8.812    6.000

     On March 7, 1997, there were 588 holders of record of the Company's Common Stock. The Company estimates that there are approximately 9,473 beneficial owners of such stock.

     The Company has not paid cash dividends on its Common Stock since its incorporation and does not intend to declare any such dividends in the foreseeable future. The Company is obligated to pay dividends at the rate of 5% per annum (which generally may be in cash or Common Stock) on its Series A Convertible Preferred Stock issued in March 1996. The Company is also obligated to pay dividends at the rate of 6% per annum (which generally may be in cash or Series B Preferred Convertible Stock) on its Series B Convertible Preferred Stock issued in February 1997.

     During the year ended December 31, 1996, the Company issued 450,000 of Common Stock to accredited investors at a cash purchase price of $7.245 per share. The Company also issued 1,200,000 shares of its Series A Convertible Preferred Stock to accredited investors at a cash purchase price of $25.00 per share. Such shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock at a conversion, less a discount initially equal to 13% and increasing over time to 29% thirteen months from the date of original issuance. The Company also issued 861,721 shares of Common Stock upon conversion of, or in lieu of cash dividends on, such shares of Series A Convertible Preferred Stock. In connection with the foregoing original issuances, the Company also issued to accredited investors, warrants exercisable into 40,500 shares of Common Stock, and 108,000 shares of Series A Convertible Preferred Stock. All of such shares and warrants were issued upon reliance of the exemption from registration provided by Regulation D under the Securities Act. Additional information with respect to the issuance of the Common Stock, the Series A Convertible Preferred Stock and the terms of its conversion into shares of Common Stock, and the warrants is contained under Item 5 in the Company's Current Report on Form 8-K dated March 18, 1996 which is hereby incorporated herein by reference.

     During the year ended December 31, 1996, the Company also issued an aggregate of 46,168 shares of Common Stock to accredited investors for aggregate consideration of $247,000, and 377,000 shares of Common Stock to accredited investors in connection with the acquisition of Color Me Mine. During the year ended December 31, 1996, the Company also issued to accredited investors options to purchase an aggregate of 1,824,000 shares of Common Stock. Such shares and options were issued upon reliance of the exemption from registration provided in
Section 4(2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA



                                                (In thousands, except per share amounts and number of restaurants)
YEARS ENDED DECEMBER 31,                            1992          1993          1994          1995          1996
                                                  --------      --------      --------      --------      --------
Revenue                                           $ 4,167       $ 5,082       $ 8,983       $20,896       $39,802
Net Loss                                           (3,617)       (2,219)       (4,782)       (6,911)       (9,285)
Net loss per common share                           (1.08)        (0.48)        (0.63)        (0.57)        (0.83)
Total assets                                        2,754         5,732         8,356        26,555        49,772
Stockholders' equity                                1,756         4,512         3,748        21,543        42,549
Stockholders' equity per common share                0.42          0.63          0.44          1.51          1.06
Average annual sales per unit/1/                      645           796         1,163         1,533         1,907
Number of restaurants open at period end                9             7             8            16            27
Average annual same store sales growth/2/               -          23.6%         56.7%         21.5%         10.6%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The discussion below and elsewhere in this Report includes forward looking statements about the future business results and activities of the Company which, by their very nature, involve a number of risks and uncertainties. For an explanation of certain of these risks and uncertainties, see the matters discussed in the last paragraph of this Introduction section and the materials referred to therein.

     Calendar years 1995 and 1996 marked periods of continued expansion for the Company as the Company opened nine and twelve new restaurants during 1995 and 1996 and added Arrosto Coffee Company locations in five of these restaurants.
At December 31, 1996, the Company operated 27 restaurants, ten of which included Arrosto locations. Subsequent to year end the Company opened one location in January 1997, which included an Arrosto location and another location in March 1997. On January 31, 1997, the Company sold the lease for its Atlantic City, New Jersey location at the Taj Mahal Hotel and Casino to the hotel owner for expansion purposes. This location included a Koo Koo Roo restaurant and a Swenson's ice cream parlor which ceased operations on January 31, 1997.

     In March 1996, the Company acquired 90% of the stock of Color Me Mine, a small chain of paint-your-own ceramics studios then located in Southern California. The total consideration consisted solely of 377,000 restricted shares of unregistered Koo Koo Roo Common Stock and of this total, shares aggregating $900,000 in value are subject to registration rights and 100,000 shares are subject to a lock-up to be released at the end of three years. The founders of the acquired company have five year management contracts expiring in March 2001 with annual compensation of $50,000 each plus profit sharing and certain change in control provisions. The acquisition was accounted for using the pooling of interest method of accounting. Accordingly, the financial statements have been restated to include the effects of the acquisition of Color Me Mine.

--------------------
/1/ Average annual sales per unit is computed by averaging sales for stores open 24 months or more.

/2/ Average annual same store sales growth is computed by subtracting the current year average annual sales from the prior year and dividing the difference by the prior year average annual sales.

     On March 21, 1997, the Company entered into a purchase agreement to acquire 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt as well as assumption of the related real property leases. The purchase agreement is subject to the approval of the bankruptcy court. Ten restaurants are located in California and four in the Washington, DC Beltway area. If consummated, certain of the acquired locations would be converted to or co-located with Koo Koo Roo California Kitchen(TM) restaurants. In certain of the acquired locations, the Company also intends to test market a menu insert profiling Koo Koo Roo California Kitchen(TM) and offering selected Koo Koo Roo California Kitchen(TM) menu items in the full service Hamburger Hamlet restaurant environment. The Company presently intends to finance the acquisition with cash on hand or with borrowings under a debt package which is presently being negotiated. There can be no assurance that this acquisition will be completed. See "--Liquidity and Capital Resources."

     Many of the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations are forward looking and, among other things, comment on the prospects for the Company to grow rapidly and attain profitable operations. The Company has incurred net losses which have been increasing. Management presently anticipates that net losses will continue to be incurred for some time, but that the net loss should decrease during the next calendar year both in the aggregate and as a percentage of sales. Management presently cannot predict precisely when the Company may achieve profitable operations. The Company's current level of overhead contemplates more restaurants and ceramics studios than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors. See "Item 1.--Business Risks."

RESULTS OF OPERATIONS

     The Company incurred operating losses during the years ended December 31, 1994, 1995 and 1996 in large part due to the costs of the management team and other infrastructure which the Company believes necessary to pursue the Company's corporate strategy of growing through the construction, acquisition and operation of Company-owned stores. In addition to corporate overhead costs, the Company's losses also reflect costs related to the development of new products, store development expenses and the abandonment of certain sites and assets, all of which continued to more than offset improvements in restaurant operations. The net loss was also impacted by the cost of expansion of Color Me Mine's operations as described below.

     The net loss for the year ended December 31, 1996 was $9,285,000 compared to a net loss of $6,911,000 for the year ended December 31, 1995. The Company's operations consist of the Koo Koo Roo chain of restaurants (which includes the Arrosto operations) and the Color Me Mine "paint-your-own" ceramics studios. The discussion of the results of operations discusses the results of each line separately to provide the reader a better understanding of the Company's operations. Following are the results of operations for each line:

                                                     RESTAURANTS             CERAMICS STUDIOS
                                            ------------------------------   -----------------
                                              1994       1995       1996      1995      1996
                                            --------   --------   --------   -------   -------
                                                              (In thousands)
Revenues:
  Sales                                     $ 8,772    $19,221    $36,608     $1,078   $1,655
  Franchise fees and royalties                    -          -          -         13      363
  Interest income and other                     211        584      1,176          -        -
                                            -------    -------    -------     ------   ------
    Total                                     8,983     19,805     37,784      1,091    2,018
                                            -------    -------    -------     ------   ------

Costs and Expenses:
  Cost of sales                               6,457     13,981     26,160        541    1,328
  Occupancy expense                           1,237      1,737      3,240        122      281
  Other operating expenses                    5,728     10,611     17,301        368    1,199
  Other                                         343        442       (368)         5      (54)
                                            -------    -------    -------     ------   ------
    Total                                    13,765     26,771     46,333      1,036    2,754
                                            -------    -------    -------     ------   ------

Net income (loss)                           $(4,782)   $(6,966)   $(8,549)    $   55   $ (736)
                                            =======    =======    =======     ======   ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

     CERAMICS STUDIO OPERATIONS

     The ceramics studio operations incurred a loss for the year ended December 31, 1996 amounting to $736,000 compared to net income of $55,000 for the year ended December 31, 1995. The loss for the current year results primarily from the costs associated with opening new locations and the cost of relocation and expansion of the ceramics production facility. Sales increased by 54% from $1,078,000 to $1,655,000 during the current year as compared to the prior year, primarily as the result of 13 new studio openings during the year, nine of which opened in the forth quarter. Additional revenues were received during the year ended December 31, 1996 amounting to $363,000 from the sales of franchise areas and royalties.

     RESTAURANT OPERATIONS

     Revenues for the year ended December 31, 1996 amounted to $37,784,000 compared to $19,805,000 for the year ended December 31, 1995, an increase of 91%. Revenues for the current year included $1,145,000 of interest income earned primarily from the Company's investment in marketable securities.

     Sales of $35,342,000, excluding Arrosto, for the current year were produced by sixteen restaurants which operated during both the current and prior calendar years and twelve new restaurants open for part of the current year. Comparable sales for the restaurants open throughout both 1996 and 1995 increased by 10.6%. Ten Arrosto locations generated $1,266,000 in revenues during the current year compared to $770,000 generated in the prior year by six Arrosto locations. All of the Arrosto Coffee Company outlets are located in Koo Koo Roo California Kitchen(TM) stores.

     Gross profit on sales for calendar year 1996 increased by 99% to $10,448,000 from $5,240,000 for the prior year. As a percentage of sales, gross profit increased to 28.5% in the current year compared to 27.3% in the prior year. Gross profit generally increases in mature stores (those open more than three months) and are lower in newly opened stores. All but four Company stores were open for more than three months during the 1996 calendar year. Cost of sales improvements included efficiency improvements, waste reduction and increased volumes, which resulted in improvements in overall food and paper costs. Labor costs as a percentage of sales decreased by approximately 1.8% during the current year as compared to the prior year.

     Occupancy costs increased to $3,240,000 for the year ended December 31, 1996 compared to $1,737,000 during the prior period. Occupancy costs as a percentage of sales were approximately the same in both years. Other operating expenses which include other store and corporate expenses amounted to $17,301,000 for the current year compared to $10,611,000 for 1995. This increase was primarily due to the Company's expansion. As a percentage of sales, other operating expenses decreased to 47% from 55% during the prior year, primarily as a result of increased sales and higher per store volumes which resulted in decreases in other fixed expenses. Included in other operating expenses during 1996 were marketing and advertising costs of approximately $400,000 and employee severance costs approximating $125,000. Personnel and other corporate expenses increased as the Company continued to implement the infrastructure necessary for its planned growth. Management expects overall operating expenses to continue to decline as a percentage of revenues in the future.

     Minority interest represents the limited partners' interest in two partnerships and the minority stockholders' interest in one subsidiary, which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentage. The financial results of the partnerships and subsidiary have been consolidated with those of the Company. The ceramics studio subsidiary is 90% owned by the Company.

     The Company's present expansion plans contemplate a number of new store openings during the balance of 1997 and into 1998. In connection with new store openings, pre-opening costs (such as training of new employees and various site costs) are capitalized until the store is opened at which time they are amortized on a straight-line basis over the first twelve months' operations. Pre-opening amortization and equipment and leasehold depreciation is expected to increase as a result of an increase in store openings. See Item 1. "Business -- Restaurants in Operation and Expansion Plans."

YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994.

     CERAMICS STUDIO OPERATIONS

     Prior to 1995, the ceramics studio operations were nominal with only one store opened at the beginning of the year and another added during the year. Sales for 1994 amounted to $382,000 compared to $1,091,000 during 1995.

     RESTAURANT OPERATIONS

     The Company incurred operating losses during the year ended December 31, 1995 in large part due to the required costs of building the management team and other infrastructure necessary to pursue the Company's corporate strategy of growing through the construction and operation of Company-owned stores. In addition to corporate overhead costs, the Company's losses also reflect costs related to the development of new products, store development expenses and the abandonment of certain sites and assets, all of which continued to more than offset improvements in store operations.

     The net loss for the year ended December 31, 1995 was $6,966,000 compared to a net loss of $4,782,000 for the year ended December 31, 1994. Included in the net loss for the year ended December 31, 1995 were costs related to the closing of restaurants amounting to $587,000 and other costs including asset abandonment costs, costs related to canceling Area Development Agreements and certain other non-operating costs totaling $1,145,000. Included in the net loss for the year ended December 31, 1994 were store closing costs of $425,000 and certain other non-operating costs, chiefly expenses associated with a terminated financing discussions totaling $331,000.

     Revenues for the year ended December 31, 1995 amounted to $19,805,000 compared to $8,983,000 for the year ended December 31, 1994, an increase of 120%. Revenues for the current year included $427,000 of interest income earned chiefly from the Company's investment in marketable securities. Franchise revenues were minor in both years and have been largely eliminated with the reacquisition of all but one of the Area Development Agreements as the Company changed its strategy to emphasize company-owned or operated restaurants.

     Sales of $18,450,000, excluding Arrosto, for 1995 were produced by eight restaurants which operated during both the current and prior calendar years and nine additional restaurants open for part of 1995. Comparable sales for the restaurants open throughout both 1995 and 1994 increased by 21.5%. Six Arrosto locations generated $770,000 in sales during 1995 compared to four Arrosto locations and $291,000 in the prior year. All of the Arrosto Coffee Company outlets are located in Koo Koo Roo California Kitchen(TM) stores.

     Gross profit, net of other income, for calendar year 1995 increased by 126% to $5,239,000 from $2,315,000 for the prior year. As a percentage of sales, gross profit increased to 27.3% in the current year compared to 26.4% in the prior year. Gross profit generally increases in mature stores (those open more than three months) and are lower in newly opened stores. All but three Company stores were open for more then three months during the current calendar year. Cost of sales improvements included efficiency improvements, waste reduction and increased volumes, which resulted in improvements in overall food and paper costs. Labor costs as a percentage of sales remained approximately level.

     Occupancy expenses increased to $1,737,000 during the year ended December 31, 1995 as compared to $1,237,000 during 1994. The increase was primarily due to expansion and the maturing of locations opened during 1994 and 1995. As a percentage of sales, occupancy expenses deceased to 8.9% from 14.1% during the prior year. Other operating expenses amounted to $10,611,000 for 1995 compared to $5,728,000 for 1994. The increase was also due to the Company's expansion. As a percentage of sales, other operating expenses decreased to 58% of sales compared to 65% of sales in the prior year. Occupancy, as well as other operating expenses are expected to continue to decline as a percentage of sales in the future. Personnel and other corporate expenses increased as the Company implemented the infrastructure necessary for its planned growth and continued to incur product development expenses for such products as The Vegetable Stand.

     During calendar year 1995, the Company closed one location in Miami Beach, Florida and also closed one Arrosto location incurring an aggregate cost of $437,000. In addition, $150,000 was reserved for a store closing which occurred in 1994. Management currently anticipates that store closing costs will remain low. These expenses include the abandonment of signed leases and sites deemed inappropriate given the Company's concept criteria developed during 1995, as well as the unamortized costs of certain assets abandoned and written off during the remodeling of the New Jersey store. Other operating expenses for the current year also include $284,000 of costs related to reacquiring Area Development Agreements. Other operating expenses for 1994 include a charge of $331,000 for expenses associated with terminated financing discussions.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     Total cash, cash equivalents and marketable securities at December 31, 1996 amounted to $9,811,000. The Company's cash position increased to $4,591,000 from $3,502,000 at December 31, 1995. As of March 1, 1997, the Company's cash, cash equivalents and marketable securities amounted to approximately $32 million which includes the net proceeds of the February 1997 private placement of the Series B Convertible Preferred Stock.

     The Company has been expending cash resources to build new and remodeled Koo Koo Roo California Kitchen(TM) stores. The Company completed the construction of twelve Koo Koo Roo restaurants, including five with Arrosto Coffee Company locations, as well as eight Company-owned Color Me Mine "paint your own" ceramics studios during the year ended December 31, 1996. In addition, as of December 31, 1996, five Koo Koo Roo restaurants and five Color Me Mine ceramics studios were in various stages of construction.

     Net cash used in operating activities amounted to $2,599,000, $2,175,000 and $4,368,000 during the years ended December 31, 1994, 1995 and 1996. The increases were primarily caused by net losses each year and were partially offset by increases in payables and accrued liabilities of $565,000, $2,345,000 and $1,252,000 during the years ended December 31, 1994, 1995 and 1996.

     Net cash used in investing activities, including purchases of property and equipment together with costs for acquiring certain locations, amounted to $4,086,000, $10,373,000 and $20,732,000 during the years ended December 31,
1994, 1995 and 1996 as well as $1,287,000 and $1,588,000 for pre-opening costs during the years ended December 31, 1995 and 1996.

     Net cash provided by financing activities amounted to $5,790,000, $20,456,000 and $29,862,000 during the years ended December 31, 1994, 1995 and
1996. The Company received $3,441,000, $19,876,000 and $31,561,000 from sales of
Common Stock and Preferred Stock during the years ended December 31, 1994, 1995 and 1996. During calendar years 1994 and 1995, the Company received capital contributions of $2,234,000 and $616,000 from minority partners of three partnerships which owned restaurants in Los Angeles and which were consolidated with the Company. On September 26, 1995, the Company agreed to purchase the limited partner's minority interest in three Los Angeles restaurants. As consideration for this purchase, the Company issued 275,848 shares of its common stock. In November 1996, the Company utilized $1,645,000 to repurchase a portion of the outstanding stock purchase warrants issued in connection with private placements originating during 1995.

     At December 31 1996, management has provided a 100% valuation allowance amounting to approximately $9.8 million against the net deferred asset represented by its net operating loss carry forwards due to the indeterminate nature of the Company's ability to realize this deferred asset.

     CAPITAL RESOURCES

     During the year ended December 31, 1996, the Company completed two private placement offerings and, in addition, received the proceeds from the exercise of certain Common Stock options and warrants. The Company received a total of $30.4 million, net of related expenses from the private placement offerings and $1,146,000 from the exercise of options and warrants.

     In February 1997, the Company completed a private placement of the Series B Convertible Preferred Stock and received a total of $26.9 million (net of related costs and estimated expenses of $2.1 million). The Series B Convertible Preferred Stock can be converted at the rate of 15% of each holders' shares per month starting in the fourth month, into the Company's Common Stock at the market price, less a discount of 3% on the 91st day after issuance, increasing to 25% at the end of 13 months. The conversion ratio will be based on the market price of the Company's Common Stock at the time of the conversion. The Company also agreed to issue to the placement agent a warrant to purchase 29,000 shares of Series B Convertible Preferred Stock at $100 per share. The Company has noticed a special meeting of its stockholders to be held on April 17, 1997 to approve and reserve for issuance shares of Common Stock issuable upon the conversion of shares of the Company's Series B Convertible Preferred Stock, as dividends thereon and in respect of related placement agent warrants. If Stockholder approval is not obtained, the Company would be prohibited from issuing more than approximately 3,150,000 shares of Common Stock in connection with the private placement of the Series B Convertible Preferred Stock. In such event, the Company would have to satisfy further obligations with cash. One such obligation would be to return within 15 days of such event an estimated $10.1 million to the holders of the Series B Convertible Preferred Stock (including a premium of 3%, or approximately $303,000), and completion of the redemption by June 30, 1997. Although the Company has established a reserve of cash and marketable securities to satisfy future obligations, there can be no assurance that the Company will have the cash resources to satisfy future obligations which might arise depending on the future market price of the Common Stock, or that such payments would not have a material adverse effect on the Company's financial position or ability to execute its growth plan.

     In March 1996, the Company completed two related private placement offerings and received net proceeds aggregating approximately $30.4 million (after deducting cash fees to the placement agents and transaction expenses). In these offerings, the Company issued (i) 1,200,000 shares of 5% Convertible Preferred Stock, liquidation preference $25 per share (the "Series A Convertible Preferred Stock") and (ii) 450,000 shares of Common Stock, subject to adjustment. The Series A Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the of the Common Stock at the time of conversion, less a discount initially equal to 13% and increasing over time to 29% thirteen months from the date of original issuance. Dividends may be paid in cash or by issuing shares of Common Stock (valued at market value). As of March 11, 1997, the Company issued during 1997 a total of 285,417 shares in respect of the Common Stock placement in accordance with a market price adjustment mechanism. The Company also issued to the placement agent five year warrants to acquire 108,000 shares of Series A Convertible Preferred Stock for $25 per share and 40,500 shares of Common Stock for $7.75 per share.

     With the exception of $1,695,000, the Company has no long-term debt or store level debt financing as of December 31, 1996. Management estimates that an investment of approximately $22 million will be required for capital expenditures relating to new locations during 1997, (excluding the Hamburger Hamlet transaction) which management plans to fund through the use of cash and marketable securities. In addition, the Company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues. The Company has also entered into sale-leaseback agreements for the Burbank and Aliso Viejo properties which are expected to generate approximately $2.8 million in cash for the Company in 1997.

     To date, the development and expansion of Color Me Mine has been financed by advances from Koo Koo Roo, Inc., which advances totaled approximately $3.7 million at December 31, 1996. The Company is considering various alternative strategies to finance the further growth of Color Me Mine, which may include future debt or equity financing by Color Me Mine as well as financing that may be provided by future joint venture partners and franchisees.

     On March 21, 1997, the Company entered into a purchase agreement to acquire 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt as well as assumption of the related real property leases. The purchase agreement is subject to the approval of the bankruptcy court. Ten restaurants are located in California and four in the Washington, DC Beltway area. If consummated, certain of the acquired locations would be converted to or co-located with Koo Koo Roo California Kitchen(TM) restaurants. In certain of the acquired locations, the Company also intends to test market a menu insert profiling Koo Koo Roo California Kitchen(TM) and offering selected Koo Koo Roo California Kitchen(TM) menu items in the full service Hamburger Hamlet restaurant environment. The Company presently intends to finance the acquisition with cash on hand or with borrowings under a debt package which is presently being negotiated. There can be no assurance that this acquisition will be completed.

     The timing of future capital requirements will be affected by, among other things, the number of stores opened, operational results, real estate development, and potential other corporate opportunities, which may include joint ventures in the United States and internationally and the acquisition of complimentary businesses. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to joint venture and acquisition opportunities. During March of 1996, the Company raised net proceeds of approximately $30.4 million from private placement offerings. During February 1997 the Company raised approximately $26.9 million from a private placement offering to be used principally for the construction of new stores, joint venture investments and possible acquisitions. See "Item 1. Business-Recent Developments" and Consolidated Financial Statements, Note 14 -"Subsequent Events."

     Management believes that the Company's existing capital resources will be sufficient to fund its planned growth into I998. In addition, the Company is seeking acquisitions suitable for conversion or co-locating with Koo Koo Roo California Kitchen(TM) restaurants which would accelerate the Company's growth and might require additional capital. The Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities.

SEASONALITY

     Company revenues in certain areas appear to be subject to seasonal fluctuations. These seasonal fluctuations have not to date been apparent in overall results due to more significant trends including, but not limited to, same store sales growth and unit growth.

INFLATION

     The Company does not believe that inflation has to date had a material impact on its operations. Significant increases in labor, food, or other operating costs could have a material adverse affect on the Company's results if the Company were for some reason unable to pass along cost increases due to general inflation by increasing its prices.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III


Information required for Items 10 through 13 of this Report will be provided in the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal period covered by this report and such information is incorporated herein by this reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

          Index to Consolidated Financial Statements                     F-1

          Report of Independent Certified Public Accountants             F-2

          Consolidated Balance Sheets as of
           December 31, 1995 and 1996                                    F-3

          Consolidated Statements of Operations for the
           years ended December 31, 1994, 1995 and 1996                  F-4

          Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 1994, 1995 and 1996                  F-5

          Consolidated Statements of Cash Flows for the
           years ended December 31, 1994, 1995 and 1996                  F-6

          Notes to Consolidated Financial Statements                     F-7

(a)(2)    FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

(a)(3)    EXHIBITS


  3.1        Restated Certificate of Incorporation of Registrant/1/

  3.2        Amended and Restated Bylaws of Registrant, as amended March 1992/2/

  3.3        Bylaw Amendment Changing year-end/3/

  3.4        Certificate of Amendment to the Restated Certificate of Incorporation of
             Koo Koo Roo, Inc./10/

  3.5        Certificate of Designations of 5% Convertible Preferred Stock/9/

  4.1        Form of Certificate for Common Stock of Registrant/1/

  4.2        Form of Certificate for 5% Convertible Preferred Stock of Registrant/9/

  4.3        Form of Amendment to the Restated Certificate of Incorporation of Registrant/9/

  4.4        Certificate of Designations of 5% Convertible Preferred Stock of Registrant/9/

  4.5        Form of Warrant Agreement used in connection with the Company's February 1995 private placement of Company Common Stock and Warrants/8/

  4.6        Form of Warrant Agreement used in connection with the Company's June 1995 private placement of Company Common Stock and Warrants/8/

  4.7        Form of Stock Purchase Agreement dated March 12, 1996 by and among the Registrant and the purchasers named therein/9/

  4.8        Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the
             Registrant and the purchasers named therein/9/

  4.9        Certificate of Designations of Series B 6% Convertible Preferred Stock/13/

  4.10       Form of Certificate for Series B 6% Convertible Preferred Stock/13/

  4.11       Form of Series B Preferred Stock Investment Agreement dated February 27, 1997 by and among the Registrant and the purchasers named therein/13/

  4.12       Form of 5% Convertible Preferred Stock Warrant Agreement dated March 20, 1996/14/

  4.13       Form of Common Stock Warrant Agreement dated March 12, 1996/14/

  10.49      Agreement of Limited Partnership of KKRO Partners L.P. dated March 23, 1994/4/

  10.50      Area Development Agreement dated August 19, 1993 between the Registrant and Mel Harris/5/


10.55        Amended and Restated Employment Agreement of Kenneth Berg dated as of
             January 9, 1995 and related letter agreement/8/

10.56 Amended and Restated Employment Agreement of Michael Mooslin dated as of March 17, 1995/8/

10.58        Employment Agreement of Robert Kautz dated as of February 8, 1995/8/

10.59        Stock Awards Plan/6/

10.60        Form of Non-Qualified Stock Option Agreement Under the Stock Awards Plan/8/

10.61        Directors' Stock Option Plan, as amended/7/

10.62        First Amendment to the Harris Development Agreement dated as of August 25, 1995/8/

10.63        KKRO Partners, L.P. Purchase Agreement dated as of September 26, 1995 by and between the Company and KKRO Partners, L.P./8/

10.64        KKRO Partners, L.P. Liquidation Agreement dated as of September 28, 1995 by and between the Company and KKRO Partners, L.P./8/

10.65        Form of Warrant Agreement used in connection with the Company's February 1995 private placement of Company Common Stock and Warrants/8/

10.66        Form of Warrant Agreement used in connection with the Company's June 1995 private placement of Company Common Stock and Warrants/8/

10.67        Form of Stock Purchase Agreement dated March 12, 1996 by and among the
             Registrant and the purchasers named therein/9/

10.68        Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the Registrant and the purchasers named therein/9/

10.69        Agreement for Acquisition of Color Me Mine, Inc./10/

10.70        Canadian Letter of Intent/10/

10.71        Business Development Services Agreement, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation./11/


10.72        Non-Qualified Stock Option Agreement for Restaurant Marketing
             Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation./11/

10.73        Non-Qualified Stock Option Agreement for Restaurant Marketing
             Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation./11/

10.74        Second Amendment to Area Development Agreement, dated as of May 8,
             1996, by and between the Registrant, Koo Koo Roo Licensing Systems,
             Inc. and Restaurant Acquisition Corporation./11/

10.75        Employment Agreement and Non-Qualified Stock Option Agreement, dated as of May 8, 1996, by and between the Registrant and Mel Harris./11/

10.76        Color Me Mine, Inc. Area Development Agreement/12/

10.77        Asset Purchase Agreement By and Between Hamburger Hamlet, Inc.and the
             Registrant dated as of March 21, 1997.

21.1         Subsidiaries of Registrant/8/

23.1         Consent of Independent Certified Public Accountants

27           Financial Data Schedule

99.1         "Item 5. Other Events" included the Company's Current Report dated March 18, 1996./10/

footnotes
---------
1 Incorporated by reference to identical exhibit number in the Company's Registration Statement on Form S-18 (No. 33-42487-NY) declared effective on October 15, 1991.

2 Incorporated by reference to identical exhibit number in the Company's Transition Report on Form 10-K for the six months ended June 30, 1992.

3 Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated December 14, 1995 (filed with the Commission on December 15, 1995).

4 Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1993 (filed with the Commission on April 25, 1994).

5 Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

6 Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated December 15, 1994.

7 Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated November 15, 1993.

8 Incorporated by reference to identical exhibit number in the Company's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995.

9 Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated March 18, 1996.

10 Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

11 Incorporated by reference to identical exhibit number in the Company's Registration Statement on Form S-1 (No. 333-3360) declared effective on June 11, 1996.

12 Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

13 Incorporated by reference from the Company's Current Report on Form 8-K dated February 27, 1997.

14 Incorporated by reference from the Company's Registration Statement on Form S-3 (No. 333-23263) as filed on March 13, 1997.

b)   REPORTS ON 8-K

     Not Applicable

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 25th day of March 1997.

                                  KOO KOO ROO, INC.


                                  By:   /S/ KENNETH BERG
                                        --------------------------
                                        Kenneth Berg, Chairman of
                                        the Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

/S/ KENNETH BERG             Chairman of the Board                March 25, 1997
------------------------     Chief Executive Officer
Kenneth Berg                 and Director
                             (Principal Executive Officer)


/S/ ROBERT F. KAUTZ          President, Chief Financial           March 25, 1997
------------------------     Officer and Director
Robert F. Kautz              (Principal Financial Officer)


/S/  MICHAEL D. MOOSLIN      President of Koo Koo Roo             March 25, 1997
------------------------     International and Director
Michael D. Mooslin


/S/  JOHN KAUFMAN            President of Koo Koo Roo             March 25, 1997
------------------------     USA and Director
John Kaufman

/S/ MARY E. ARNOLD           Vice President-Finance               March 25, 1997
------------------------     (Principal Accounting Officer)
Mary E. Arnold

/S/ MORTON J. WALL           Treasurer and Director               March 25, 1997
------------------------
Morton J. Wall

/S/ KORY BERG                Director                             March 25, 1997
------------------------
Kory L. Berg

                             Director                             March   , 1997
------------------------
Mel Harris

                             Director                             March   , 1997
------------------------
Lee A. Iacocca

/S/ DONALD WOHL              Director                             March 25, 1997
------------------------
Donald Wohl

/S/ JESS M. RAVICH           Director                             March 25, 1997
------------------------
Jess M. Ravich

                        INDEX TO FINANCIAL STATEMENTS

                                                              Page
                                                              ----
 Report of Independent Certified Public Accountants           F-2

 Consolidated Balance Sheets as of
   December 31, 1995 and 1996                                 F-3

 Consolidated Statements of Operations for the
   years ended December 31, 1994, 1995 and 1996               F-4

 Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1994, 1995 and 1996               F-5

 Consolidated Statements of Cash Flows for the
   years ended December 31, 1994, 1995 and 1996               F-6

 Notes to Consolidated Financial Statements                   F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Koo Koo Roo, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Koo Koo Roo, Inc. and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koo Koo Roo, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  /s/ BDO SEIDMAN, LLP
                                                  ----------------------
                                                      BDO SEIDMAN, LLP

Los Angeles, California
March 5, 1997

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                          --------------------
                                                           1995        1996
                                                          --------    --------
                    ASSETS
                    ------
Current Assets:
 Cash and cash equivalents                                $  3,502    $  4,591
 Marketable securities (Note 3)                              3,663       5,220
 Receivables                                                   489       1,803
 Inventories                                                   187         815
 Prepaid expense and other                                     191         196
                                                          --------    --------
    Total current assets                                     8,032      12,625

Investments in and advances to joint ventures                    -         462
Property and equipment, net (Note 4)                        14,271      31,307
Intangibles and other assets (Note 5)                        4,252       5,378
                                                          --------    --------

                                                          $ 26,555    $ 49,772
                                                          ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
 Accounts payable                                         $  1,661    $  3,265
 Accrued payroll                                               491         634
 Accrued store closing costs (Note 11)                         547           -
 Other accrued liabilities                                   1,402       1,399
 Current portion of long-term debt                              14         220
                                                          --------    --------
    Total current liabilities                                4,115       5,518
                                                          --------    --------

Long-term debt (Note 7)                                        179       1,475
                                                          --------    --------
Minority interest (Note 6)                                     718         230
                                                          --------    --------
Commitments and contingencies (Notes 11, 12 and 14)

Stockholders' Equity (Notes 8, 11, 12 and 14)
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized; 1,200,000 shares of Series A  5%
  convertible preferred stock issued; 0 and 1,027,193
  shares issued and outstanding (liquidation
  preference $25,680,000)                                        -          10
 Common stock, $.01 par value, 25,000,000
  shares authorized; 14,329,851 and
  15,933,822 shares issued and outstanding                     143         159
 Additional paid-in capital                                 40,468      73,623
 Accumulated deficit                                       (18,275)    (30,608)
 Treasury stock, 84,352 and 72,512 shares, at cost              (2)         (2)
 Common stock issued for unearned compensation                (791)       (633)
                                                          --------    --------
    Total stockholders' equity                              21,543      42,549
                                                          --------    --------
                                                          $ 26,555    $ 49,772
                                                          ========    ========

         See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)



                                                 Year ended December 31,
                                        ----------------------------------------
                                           1994           1995         1996
                                        -----------   ------------   -----------

Revenues:
 Restaurant sales                        $   8,772     $   19,221    $   36,608
 Ceramics studio sales                           -          1,078         1,655
 Franchise fees and royalties                    -             13           363
 Interest income and other                     211            584         1,176
                                         ---------     ----------    ----------
   Total                                     8,983         20,896        39,802
                                         ---------     ----------    ----------

Cost of sales:
 Food and paper                              3,367          7,155        13,811
 Ceramics products                               -            541         1,328
 Labor costs                                 3,090          6,826        12,349
                                         ---------     ----------    ----------
   Total                                     6,457         14,522        27,488
                                         ---------     ----------    ----------

   Gross profit                              2,526          6,374        12,314
                                         ---------     ----------    ----------

Operating expenses:
 Loss on store closings (Note 11)              425            587             -
 Occupancy expense (Note 12)                 1,237          1,859         3,521
 Other operating expenses                    5,727         10,979        18,500
                                         ---------     ----------    ----------
   Total                                     7,389         13,425        22,021
                                         ---------     ----------    ----------

   Loss before minority interest            (4,863)        (7,051)       (9,707)

Minority interest in loss (Note 6)              81            140           422
                                         ---------     ----------    ----------

Net loss (Note 1)                        $  (4,782)    $   (6,911)   $   (9,285)
                                         =========     ==========    ==========

Net loss per common share (Note 1)       $   (0.63)    $    (0.57)   $    (0.83)
                                         =========     ==========    ==========

Weighted average number of common
 and common equivalent shares            7,626,800     12,093,500    14,878,400
                                         =========     ==========    ==========

         See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                                           Additional
                                  Common Stock         Preferred Stock       Paid-in                 Treasury      Unearned
                                Shares    Amount      Shares     Amount      Capital      Deficit      Stock     Compensation
                                -------   -------   ----------   -------   -----------   ---------   ---------   -------------
Balance, January 1, 1994         7,167      $ 71            -       $ -       $11,012    $ (6,571)        $ -           $  -
Stock Issuances:
 Exercise of stock options         489         5            -         -           765           -           -               -
 Exercise of warrants            1,111        11            -         -         2,659           -           -               -
 Payment of expenses                12         -            -         -            60           -           -               -
 Proposed financing
  transaction (Note 11)             60         1            -         -             -           -          (1)              -
Acquisition of assets               85         1            -         -           499           -           -               -
Cancellation of escrowed
 shares (Note 8)                  (400)       (4)           -         -             4           -           -               -
Net loss for the year                -         -            -         -             -      (4,782)          -               -
                                ------      ----    ---------    ------       -------    --------    --------    ------------

Balance, December 31, 1994       8,524        85            -         -        14,999     (11,353)         (1)              -

Acquisition (Note 2)               377         4            -         -             -          14           -               -
                                ------      ----    ---------    ------       -------    --------    --------    ------------
Balance, December 31, 1994
 as restated                     8,901        89            -         -        14,999     (11,339)         (1)              -
Stock Issuances:
 Private Placements              3,986        40            -         -        17,622           -           -               -
 Exercise of stock options          62         1            -         -           221           -           -               -
 Exercise of warrants              480         4            -         -         1,987           -           -               -
 Acquisition of minority
  interest                         300         3            -         -         1,909           -                           -
 Payment of expenses               160         2            -         -           862           -           -               -
 Acquisition of assets             241         2            -         -         1,925           -           -               -
 Employment contract (Note
  12)                              200         2            -         -           943           -           -            (945)
 Distributions to
  stockholders                       -         -            -         -             -         (25)          -               -
 Acquisition of  treasury
  stock                              -         -            -         -             -           -          (1)              -
Amortization of unearned
 compensation                        -         -            -         -             -           -           -             154
Net loss for the year                -         -            -         -             -      (6,911)          -               -
                                ------      ----    ---------    ------       -------    --------    --------    ------------


Balance, December 31, 1995      14,330       143            -         -        40,468     (18,275)         (2)           (791)
Stock Issuances:
 Private Placements                453         5        1,200        12        30,398           -           -               -
 Exercise of stock options         246         3            -         -         1,143           -           -               -
 Payment of expenses                17         -            -         -            92           -           -               -
 Acquisition of assets              26         -            -         -           175           -           -               -
Repurchase of stock warrants         -         -            -         -        (1,645)          -           -               -
Preferred Stock dividends          136         1            -         -         2,997      (3,048)          -               -
Conversion of Preferred Stock
 to Common Stock                   726         7         (173)       (2)           (5)          -           -               -
Amortization of unearned
 compensation                        -         -            -         -             -           -           -             158
Net loss for the year                -         -            -         -             -      (9,285)          -               -
                                ------      ----    ---------    ------       -------    --------    --------    ------------

Balance, December 31, 1996      15,934      $159        1,027       $10       $73,623    $(30,608)        $(2)          $(633)
                                ======      ====    =========    ======       =======    ========    ========    ============

         See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

              "Increase (Decrease) in Cash and Cash Equivalents"

                                                             Year ended  December 31,
                                                          --------------------------------
                                                            1994       1995        1996
                                                          --------   ---------   ---------
Cash Flows From Operating Activities:
 Net loss                                                 $(4,782)   $ (6,911)   $ (9,285)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                            640       2,153       4,434
     Deferred franchise revenue                               490         (80)          -
     Other                                                     35         191          91
     Minority interest in net loss                            (82)       (140)       (422)
     Assets written off or abandoned                          165         695           -
     Changes in operating assets and liabilities:
     Inventories                                              (32)        (80)       (628)
     Prepaid expenses and other                               402        (348)        190
     Accounts payable                                         203       1,125       1,659
     Accrued expenses and other liabilities                   362       1,220        (407)
                                                          -------    --------    --------

 Net cash used in operating activities                     (2,599)     (2,175)     (4,368)
                                                          -------    --------    --------

Cash Flows From Investing Activities:
 Acquisition of marketable securities                           -      (3,663)     (1,557)
 Acquisition of property and equipment                     (3,757)    (10,155)    (19,459)
 Investments in joint ventures                                  -           -        (528)
 Lease acquisition and other costs                           (280)       (127)       (775)
 Pre-opening costs                                              -      (1,287)     (1,588)
 Lease security deposits                                      (49)        (91)       (498)
                                                          -------    --------    --------

 Net cash used in investing activities                     (4,086)    (15,323)    (24,405)
                                                          -------    --------    --------

Cash Flows From Financing Activities:
 Proceeds from loans payable                                  115         104       1,600
 Payments on loans payable                                      -        (115)        (97)
 Minority capital contributions                             2,234         616           -
 Proceeds of private placements                             2,400      17,662      30,415
 Repurchase of stock warrants                                   -           -      (1,645)
 Exercise of stock options and warrants                     1,041       2,214       1,146
 Other                                                          -         (25)     (1,557)
                                                          -------    --------    --------

 Net cash provided by financing activities                  5,790      20,456      29,862
                                                          -------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents         (895)      2,958       1,089

Cash and Cash Equivalents, beginning of period              1,439         544       3,502
                                                          -------    --------    --------

Cash and Cash Equivalents, end of year                    $   544    $  3,502    $  4,591
                                                          =======    ========    ========

         See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    Koo Koo Roo, Inc. (the "Company") operates under the name Koo Koo Roo California Kitchen casual dining restaurants featuring flame-broiled skinless chicken, rotisserie chicken, hand-carved turkey, salads, sandwiches and fresh-baked goods. To complement its principal business, the Company has expanded to provide, under the name Arrosto Coffee Company, a variety of fresh-roasted coffees, pastries and other coffee-related products and merchandise. The Company, through its 90% owned subsidiary Color Me Mine, Inc.("Color Me Mine"), owns and operates and also franchises "paint-your-own" ceramics studios.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its subsidiaries and limited partnerships in which the Company holds a controlling interest. All significant intercompany transactions and balances are eliminated. The Company's principal subsidiaries include Arrosto Coffee Company and Color Me Mine (Note 2).

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

    MARKETABLE SECURITIES

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments in debt and equity securities into three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity investments are valued at amortized cost. Available-for-sale investments are valued at fair value with the net unrealized gains or losses shown as a separate component of stockholders' equity until realized. Trading investments are also valued at fair value but net unrealized gains or losses are included in earnings.

    CONCENTRATION OF CREDIT RISKS

    The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1996, the Company has uninsured cash and cash equivalents in the amount of $4,463,000.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are comprised of food and supplies for its restaurants and ceramics products.

    PROPERTY AND  EQUIPMENT AND DEPRECIATION

    Property and equipment is recorded at cost and is depreciated over estimated useful lives of 5 to 7 years using the straight-line method. Leasehold improvements are recorded at cost and are amortized over the lesser of the estimated useful lives of the property or the lease term using the straight line method.

    STORE LOCATIONS
    The following is an analysis of restaurants and ceramics studios in operation during the periods

                                          Restaurant Locations (a)          Ceramics Studio Locations
                                     -----------------------------------   ----------------------------
                                        1994        1995         1996       1994      1995      1996
                                     ----------   ---------   ----------   -------   ------   ---------
       Numbers of locations:
       At beginning of period:            7(b)         8          16             1        2        4
          Opened during period:           2            9(c)       12             1        2(d)    13(e)
          Closed during period:          (1)(b)       (1)         (1)(c)         -        -       (1)
                                       ----         ----        ----          ----     ----     ----
       At end of period:                  8           16          27             2        4       16
                                       ----         ----        ----          ----     ----     ----

    (a) Excluding Arrosto Coffee Company locations (six and ten locations open as of December 31, 1995 and 1996, each of which is located in a Koo Koo Roo restaurant identified in the table).
    (b)  Includes one franchised restaurant which was closed during 1994.
    (c) Includes one franchised restaurant acquired as a Company-owned restaurant in August 1995, which was subsequently closed in March 1996.
    (d)  Includes one franchised studio.
    (e)  Includes two franchised and 4 joint venture studios.

    PRE-OPENING COSTS
    Pre-Opening costs consisting primarily of occupancy costs, salaries and related expenses are incurred by the Company prior to the opening of new restaurants and ceramics studios. These expenses are capitalized and are amortized over a 12 month period beginning the month the restaurant or ceramics studio opens.

    LEASE ACQUISITION COSTS
    Lease acquisition costs are being amortized over the term of each respective lease beginning the month the restaurant or ceramics studio opens.

    REVENUE RECOGNITION
     In connection with its business activity of selling individual and area franchises, principally with respect to Color Me Mine, the Company has no significant commitments or obligations resulting from the franchise agreements. The Company recognizes income from area franchise sales in accordance with Statement of Financial Accounting Standards No. 45. Franchise agreements with franchisees provide for initial franchise fees and continuing royalty payments to the Company based upon a percent of sales. The Company generally charges an initial franchise fee for each new franchised store that is added and in some cases, an area development fee, which grants exclusive rights to develop a specific number of Color Me Mine studios in a designated geographic area.
These fees are recognized ratably when substantially all the services required of the Company are complete and the stores covered by such agreements commence operations or upon cancellation or expiration of an area development agreement.

    INCOME TAXES
    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a Company to use the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    STOCK -BASED COMPENSATION

    In 1996, the Company adopted for footnote disclosure purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

    NET LOSS PER COMMON SHARE

    Net loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares representing the common shares that would be issued on conversion of convertible securities and exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

    The net loss attributable to common stockholders has been adjusted for dividends paid on preferred stock and deemed dividends. The deemed dividend relates to the discount feature associated with the Company's 5% Convertible Preferred Stock, computed in accordance with the SEC's recent position on accounting for preferred stock which is convertible at a discount to the market. Accordingly, during the fourth quarter of 1996, the Company recorded the cumulative effect of the deemed dividend for 1996. The amount of deemed dividends for the prior quarters of 1996 amounted to $1,155,000 for the second quarter and $650,000 for the third quarter.

                                                             Year ended December 31,
                                                         -------------------------------
                                                           1994       1995       1996
                                                         --------   --------   ---------
                                                                 (In thousands)
 Net loss                                                $(4,782)   $(6,911)   $ (9,285)
 Deemed dividends on preferred stock                           -          -      (1,945)
 Dividends paid on preferred stock                             -          -      (1,103)
                                                         -------    -------    --------
 Net loss attributable to common stockholders            $(4,782)   $(6,911)   $(12,333)
                                                         =======    ========   ========

 Per common share:
   Net loss                                              $ (0.63)   $ (0.57)   $  (0.62)
   Dividends paid or deemed paid on preferred stock            -          -       (0.21)
                                                         -------    -------    --------
   Net loss attributable to common stockholders          $ (0.63)   $ (0.57)   $  (0.83)
                                                         =======    =======    ========

NOTE 2 - ACQUISITION OF COLOR ME MINE

    In March 1996, the Company acquired 90% of the stock of Color Me Mine, a small chain of paint-your-own ceramics studios located in Southern California. The consideration consisted solely of 377,000 shares of restricted, unregistered shares of the Company's Common Stock. Of this total, shares aggregating $900,000 in value are subject to registration at the end of one year. Two founders of the acquired company have five year management contracts with annual compensation of $50,000 each plus profit sharing and certain change in control provisions. The acquisition was accounted for using the pooling of interest method of accounting. Accordingly, the financial statements have been restated to include the effects of the acquisition. For the period prior to the acquisition during 1996, Color Me Mine recorded net sales of $271,000 and net income, after minority interest, of $27,600.

NOTE 3 - MARKETABLE SECURITIES

    At December 31, 1996, marketable securities consist of $5,220,000 face value (which approximates market value) of U.S. Treasury Notes maturing at various dates from January 31, 1997 to January 31, 2000. Interest rates on these notes
range from 6.125% to 7.75%.   These securities are classified as "Available-for-
sale" and are included in current assets since management may convert these investments to cash during the fiscal year ending December 31, 1997.

NOTE 4 - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                               December 31,
                                                      ---------------------------
                                                        1995               1996
                                                      -------             -------
                                                             (In thousands)
Leasehold improvements                                $ 7,997             $17,969
Land and building                                           -               1,560
Machinery and equipment                                 5,144               9,947
Furniture and fixtures                                  2,022               4,223
Construction-in-progress                                1,248               2,116
                                                      -------             -------
                                                       16,411              35,815
Accumulated depreciation and amortization              (2,140)             (4,508)
                                                      -------             -------
Net Property and equipment                            $14,271             $31,307
                                                      =======             =======

     As of December 31, 1996, the estimated cost to complete construction-in-progress is approximately $9.2 million.

NOTE 5 - INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consists of the following:


                                                            December 31,
                                                      ------------------------
                                                       1995              1996
                                                      -------          -------
                                                           (In thousands)
Lease security deposits                                 $  275          $  774
Lease acquisition costs, net of accumulated
 amortization of $81,500 and $203,000                    1,512           2,070
Pre-opening costs, net of accumulated
 amortization of $454,500 and $1,827,000                   841           1,056
Other intangibles, net of accumulated
 amortization of $394,200 and $809,300                   1,624           1,478
                                                        ------          ------
Net Intangible and other assets                         $4,252          $5,378
                                                        ======          ======

NOTE 6 - MINORITY INTEREST IN SUBSIDIARIES

    Minority interest represents the limited partners' interest in two partnerships and the minority stockholders' interest in one subsidiary, which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentage. The financial results of the partnerships and subsidiary have been consolidated with those of the Company. The ceramics studio subsidiary is 90% owned by the Company. Minority equity is shown as minority interest on the accompanying consolidated balance sheet.

    On September 26, 1995, the Company agreed to purchase the limited partner's minority interest in three Los Angeles restaurants. As consideration for this purchase, the Company issued 275,848 shares of its unregistered common stock. Such shares were subsequently registered for resale under the Securities Act of 1933.

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of:

                                                                                                December 31,
                                                                                              ---------------
                                                                                               1995     1996
                                                                                              -----    ------
                                                                                               (In thousands)
Notes payable to the Small Business Administration
  with interest at the rate of 11% payable in monthly
  installments of $1,713 and maturing in 2002.                                                $  98    $  101

Prime + 1% (9.25% at December 31, 1996) notes payable
  to a bank with equal monthly installments over a seven
  year period and collateralized by the assets and leasehold
 interest of two of the Company's restaurants.                                                    -     1,544

Other                                                                                            95        50
                                                                                              -----    ------
   Total notes payable                                                                          193     1,695

Current portion                                                                                (14)      (220)
                                                                                              -----    ------

Long-term debt, net of current portion                                                        $ 179    $1,475
                                                                                              =====    ======

    Long-term debt maturities during the next five years is as follows; $220,000 in 1997, $207,000 in 1998, $225,000 in 1999, $245,000 in 2000 and $267,000 in
2001 and $531,000 thereafter.

NOTE 8 - STOCKHOLDERS' EQUITY

    PRIVATE PLACEMENT OFFERINGS

    In February 1995, the Company completed a private placement offering and received a total of $4,243,500. In connection with this offering the Company issued 942,999 shares of its common stock. The offering also included warrants to purchase 471,499 shares of common stock at an exercise price of $5.00 per share and expiring on January 31, 1998. The Company has the right, under certain conditions, to request the mandatory exercise of these warrants after January 1, 1996.

    In June 1995, the Company completed a private placement offering and received a total of $13,418,100, net of related costs and expenses of $854,300. In connection with this offering, the Company issued 3,042,812 shares of common stock. The offering also included warrants to purchase 1,197,863 shares of common stock at exercise prices of $5.70 or $5.75 per share, exercisable after August 15, 1996 and expiring May 31, 1998. The Company has the right, under certain conditions, to request the mandatory exercise of these warrants after August 15, 1996. A portion of these warrants were repurchased by the Company during 1996.

    In March 1996, the Company completed a private placement offering of 450,000 shares of the Company's common stock and received a total of $2,981,000 (net of related costs and expenses of $280,000). The Company is required to issue additional shares if during the first twelve months after issuance, the Company sells newly issued common stock at a price below that of the private placement. Subsequent to December 31, 1996, the Company issued 285,417 additional shares in accordance with the private placement agreement. The placement agent in the transaction received a warrant to purchase 40,500 shares of the Company's common stock at $7.75 per share.

    In March 1996, the Company completed a private placement of 5% Series A Convertible Preferred Stock (the "Series A Convertible Stock") and received a total of $27,530,000 (net of related costs and expenses of $2,470,000). The Series A Convertible Preferred Stock can be converted at the rate of 10% per month starting in the fourth month, into the Company's common stock at the market price, less a discount of 13% on the 91st day after issuance increasing to 29% at the end of 13 months. The placement agents in the transaction received a warrant to purchase 108,000 shares of the Company's Convertible Preferred at $25.00 per share. See Note 14 - Subsequent Events.

    STOCK WARRANTS

    The Company issued a total of 1,669,362 stock purchase warrants in connection with two private placements during 1995. In November 1996, the Company repurchased and canceled 813,589 stock warrants at a price of $2.00 per warrant ($1,645,000 in the aggregate, including costs). At December 31, 1996, the remaining stock warrants were exercisable to purchase 855,773 shares of the Company's common stock.

    STOCK AWARDS PLAN

    The Company has established a Stock Awards Plan (the "Awards Plan") that has been adopted by the Board of Directors and approved by the stockholders on behalf of selected eligible employees and consultants. The Awards Plan covers an aggregate of 4,250,000 shares of common stock as amended on January 18, 1995, and is administered by a committee appointed by the Board of Directors (the "Stock Awards Committee"). The Awards Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock and other awards (collectively, "Awards").

     Two types of stock options may be granted under the Awards Plan: incentive stock options ("ISOs") which are intended to qualify under Section 422 of the Internal Revenue Code ("IRC"), and non-qualified stock options ("NQSOs"). The option price of each NQSO granted under the Awards Plan may not be less than the par value of a share of common stock. The option price of each ISO granted under the Awards Plan must be at least equal to the stock's fair market value on the date the ISO is granted. The Stock Awards Committee determines the option exercise period of each option. The period may not exceed ten years from the date of grant. The aggregate fair market value of the shares covered by ISOs granted under all stock option plans of the Company that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. The NQSOs granted under the Awards Plan have been granted at an exercise price which is no less than the fair market value at the date of grant.

    The following table summarizes the activity in the Awards Plan:

                                               Number    Weighted Average
                                             of shares    Exercise Price
                                             ---------   ----------------
                                                   (In thousands)
Shares under option - January 1, 1994           1,515         $3.19
 Granted                                        1,854          5.53
 Exercised                                        (45)         2.02
 Canceled                                        (861)         5.64
                                                -----
Shares under option - December 31, 1994         2,463          4.12
 Granted                                        1,108          6.08
 Exercised                                         (4)         1.75
 Canceled                                        (473)         4.95
                                                -----
Shares under option - December 31, 1995         3,094          4.70
 Granted                                        1,545          7.98
 Exercised                                        (29)         5.45
 Canceled                                        (516)         6.54
                                                -----
Shares under option - December 31, 1996         4,094          5.69
                                                =====

    The number of shares of common stock available for granting future options was 233,800 1,098,300 and 70,365 at December 31, 1994, 1995 and 1996. At
December 31, 1996, options were exercisable to purchase 1,681,000 shares at a weighted average price per share of $4.00.

    NON-PLAN OPTIONS

    The Company has from time to time awarded stock options to certain non-employees. These options have terms varying from one to 10 years, are exercisable over periods up to 5 years, and have prices that approximated the fair value on the date granted.

    The following table summarizes the activity of non-plan options:

                                               Number    Weighted Average
                                             of shares    Exercise Price
                                             ---------   ----------------
                                                   (In thousands)
Shares under option - January 1, 1994        1,055          $3.21
 Granted                                     1,485           3.41
 Exercised                                    (964)          1.09
 Canceled                                     (185)          4.78
                                             -----
Shares under option - December 31, 1994      1,391           4.69
 Granted                                     1,700           5.39
 Exercised                                    (537)          4.10
                                             -----
Shares under option - December 31, 1995      2,554           5.67
 Granted                                     1,824           7.67
 Exercised                                    (208)          4.43
 Canceled                                      (40)          6.70
                                             -----
Shares under option - December 31, 1996      4,130           6.53
                                             =====

Shares exercisable - December 31, 1996       2,650           6.00
                                             =====

    DIRECTORS' STOCK OPTION PLAN

    The Company has established a Directors' Stock Option Plan (the "Directors' Plan") that has been adopted by the Board of Directors and approved by the stockholders on behalf of each non-employee director. The Directors' Plan covers
an aggregate of 60,000 shares of common stock and will expire in 2001.    The
Directors' Plan provides that each non-employee director would receive an option to purchase 10,000 shares (amended to 20,000 shares) at the fair market value, subject to the overall limit of the number of shares issuable under the Directors' Plan.

    The maximum term of each option is ten years from the date the option is granted and automatically terminates upon leaving office. The term of each option commences on the date of grant and terminates no later than ten years from such date. Twenty-five percent of each optionee's shares will become exercisable each year commencing on the first anniversary of the date of grant. As of December 31, 1996, 50,000 options were outstanding of which 20,000 were exercisable; 10,000 shares at $5.00 per share, 5,000 shares at $6.56 per share and 5,000 shares at $6.625 per share.

    ESCROW SHARES

    Upon the consummation of its initial public offering in 1991, the Company's stockholders prior to the offering placed on a pro-rata basis an aggregate of 800,000 shares of common stock in escrow (the "Escrow Shares"), pursuant to an agreement by and among such stockholders, the Company, the escrow agent and the underwriter. The Escrow Agreement permitted the release of the Escrow Shares only upon attaining certain net income requirements. The Company did not meet the net income requirements and, consequently, the 800,000 shares were canceled and returned to authorized but unissued status (400,000 shares in 1993 and 400,000 shares in 1994).

    STOCK BASED COMPENSATION

    All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, would have been reduced to the pro forma amounts presented below (in thousands, except per share data):

                                     1995        1996
                                   --------    --------
                                      (in thousands)
Net loss
  As reported                      $(6,911)    $( 9,285)
  Pro forma                        $(7,480)    $(10,619)

Primary loss per common share
  As reported                      $ (0.57)    $  (0.83)
  Pro forma                        $ (0.62)    $  (0.92)

    Additional information relating to stock options outstanding and exercisable at December 31, 1996 summarized by exercise price are as follows:

                               Outstanding                                Exercisable
                      -----------------------------------------   ---------------------------
   Exercise                              Weighted Average                        Weighted
    Price                         -----------------------------                   Average
  Per Share            Shares     Life (Years)   Exercise Price     Shares     Exercise Price
  ---------           ---------   ------------   --------------   ----------   --------------
 $0.62 to $4.50       1,443,065        5.72        $ 3.05         1,056,300        $3.60
  4.63 to  5.00       1,494,499        7.50          5.00           752,665         5.00
  5.12 to  5.87       1,229,774        7.57          5.74           834,575         5.79
  5.91 to  6.56         969,300        4.91          6.23           489,733         6.34
  6.62 to  7.62       1,008,945        6.27          7.14           582,600         7.18
  7.63 to  7.94         449,190        7.59          7.74            94,700         7.71
  8.00 to  8.00       1,642,500        8.28          8.00         1,380,500         8.00
  8.12 to  9.25         780,500        6.95          8.52            15,700         8.73
  9.50 to  9.50          12,000        8.37          9.50                 -            -
 10.00 to 10.00         100,000        1.59         10.00                 -            -
                      ---------                                   ---------
  0.62 to 10.00       9,129,773        6.85          6.19         5,206,773         6.07
                      =========                                   =========

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; expected life option of 5 years, expected volatility of 36%, risk free interest rate of 6.0% and a 0% dividend yield. The weighted average fair value at date of grants range from $6.38 to $9.50 per option.

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vest in 1995 and 1996.

NOTE  9 - RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1994, 1995 and 1996, a corporation in which the Company's principal stockholder has a controlling interest provided various services to the Company. These services included accounting, bookkeeping, occupancy and various other office services. The Company paid $84,100, $77,600 and $82,000 for such services during the years ended December 31, 1994, 1995 and 1996.

    During the years ended December 31, 1994, 1995 and 1996, a corporation in which a former officer and director of the Company has controlling interest, provided the Company with training manuals, recruiting and marketing services. The Company made payments of $60,000, $327,600 and $329,200 during the years ended December 31, 1994, 1995 and 1996.

    On March 21, 1995, the Company issued 200,000 shares of its common stock, subject to certain restrictions, to its principal stockholder in connection with the amendment and extension of his employment agreement (see Note 12). The value assigned to these shares is being amortized over the term of the employment agreement, the unamortized portion is shown as a reduction to stockholders' equity.

    During May 1996, the Company entered into a business development agreement with an entity associated with its Florida joint venture partner to provide business development services. In consideration for the agreement, the Company issued options to purchase 1.0 million shares of its common stock with an exercise price of $8.00 per share. The options will become exercisable ratably over a three-year period beginning on the first anniversary of the date of issuance, so long as the business agreement remains in place. The president of this entity subsequently became a member of the Company's Board of Directors in November 1996. See Note 12.

NOTE 10 - INCOME TAXES

    Deferred tax assets consist of the following and the Company has provided valuation allowances to offset the benefit of any net operating loss carryforwards or deductible temporary differences as a result of adopting SFAS 109:

                                                             December 31,
                                                          ------------------
                                                           1995       1996
                                                          -------    -------
                                                           (In thousands)
Deferred Tax Assets:
  Net operating loss carryforwards                        $ 7,060    $10,204
  Other                                                         -          -
                                                          -------    -------
Total Deferred Tax Assets                                   7,060     10,204
                                                          -------    -------
Deferred Tax Liabilities:
Capitalized preopening costs                                 (336)      (422)
Excess depreciation                                           (48)       (73)
                                                          -------    -------
Total Deferred Tax Liabilities                               (384)      (495)
                                                          -------    -------
                                                            6,676      9,709
Valuation Allowance                                        (6,676)    (9,709)
                                                          -------    -------
Net Deferred Tax Assets                                   $     -    $     -
                                                          =======    =======

    Since inception the Company has reported losses for income tax and financial reporting purposes. Accordingly, no provisions for Federal or state income taxes were provided. A 100% valuation allowance was provided at December 31, 1995 and 1996 since management could not determine that it was more likely than not that the net deferred tax asset would be realized.

    At December 31, 1996, the Company has available net operating loss carryforwards of approximately $28.3 million for income tax purposes, subject to certain limitations, which expire in varying amounts through 2011. Section 382 of the Internal Revenue Code, as amended, impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred during 1995. The limitation imposed by Section 382 reduced the amount that such benefits would be available to offset future taxable income each year commencing in 1995 in the amount of approximately $3.4 million per year.

NOTE 11 - OTHER ITEMS

    STORE CLOSINGS

    On December 15, 1993, the Company sold a location in Long Beach, California to be operated as a Koo Koo Roo franchise. As part of the sale the Company received a promissory note for $275,000 secured by all furniture, fixtures and equipment. As a result of the sale, the Company recognized a loss of $97,000 for the year ended December 31, 1993. Beginning March 1994, the franchisee defaulted on current obligations that led to the closing of the location. As a result of the store closing, the Company recognized a loss during the year ended December 31, 1994 of $380,000 which includes the unpaid amount of the promissory note, the net amount of fixed assets abandoned, estimated damages due to the landlord and other associated costs. During June 1995 the estimated damages due to the landlord were increased and, accordingly, the Company recognized an additional loss of $150,000 in the year ending December 31, 1995. In December 1996, the Company reached a settlement with the landlord and paid him $75,000.

    On December 26, 1995, the Company allowed an option to renew its lease to expire and closed its location in Miami Beach, Florida which had been opened in June 1991. The loss on store closing amounted to $367,000 and included the net book value of fixed assets abandoned, estimated closing costs and additional payments due in accordance with the store lease.

    ABORTED FINANCING

    In September 1994, the Company issued 60,000 shares of its unregistered common stock in connection with a private placement for the par value of $.01 per share. The Company immediately repurchased these shares and pledged them as security for up to $300,000 of potential financing. The Company ultimately determined that it was not in its stockholders' best interest to further pursue the financing. The Company incurred approximately $331,000 of costs relating to the financing, which were expensed and included in the caption "other operating expenses" in the accompanying statement of operations for the year ended December 31, 1994.

    AREA FRANCHISE / DEVELOPMENT RIGHTS

    On August 18, 1995, the Company purchased the franchise rights for San Diego and Northern California (including certain counties in and around San Francisco), the assets of one existing franchise location including the assignment of the lease for this location and the assumption of certain related liabilities and certain other assets (including the assignment of the lease for an additional location and the assumption of liabilities for a third location). In connection with this purchase, the Company issued 200,000 shares of its unregistered common stock. The aggregate purchase price of $1,215,000 has been allocated as follows: $150,000 to property and equipment, $240,000 in satisfaction of deferred franchise revenue and $825,000 to the acquisition of franchise rights. The franchise rights are being amortized over a period of ten years.

    In August 1995, the Company acquired certain development and joint venture rights for possible future locations in the State of Florida and certain portions of Georgia. As consideration for this agreement, the Company granted a non-plan stock option to purchase 300,000 shares of common stock at $4.50 per share, a price lower than the quoted market price at the time the option was granted. The rights were recorded at the excess of the market value over the exercise price which amounted to $414,000 and is being amortized over a period of ten years. In May 1996, the agreement was modified whereby all future locations will be developed as joint ventures through newly-formed partnerships of which the Company will own a 50% interest. In consideration for this amendment, the Company granted the area developer options to purchase 350,000 shares of the Company's common stock at $8.00 per share. See Note 9.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

    The Company leases restaurants, an office facility, a ceramics production facility and ceramics studios under long-term operating leases. Future minimum lease payments under these noncancellable operating leases are as follows:


  Year                Amount
----------        --------------
                  (In thousands)
  1997                $ 4,165
  1998                  4,587
  1999                  4,524
  2000                  4,328
  2001                  4,020
Thereafter             15,509

    In addition to the above amounts, the leases generally contain inflation escalation clauses and requirements for the payment of property taxes, insurance and maintenance expenses, and security deposits. Certain leases call for additional payments based on unit sales volume.

    The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company believes that the outcome of such lawsuits, claims and other legal matters will not have a material impact on the Company's consolidated financial position.

    The Company entered into a five year employment agreement with its Chairman effective October 15, 1991. On January 9, 1995 this agreement was amended and restated, whereby the term was extended for an additional six years and 200,000 shares of common stock were issued to the Chairman. The agreement provides aggregate minimum annual compensation of $150,000.

    On March 16, 1992, the Company entered into a three year employment agreement with an individual to be President and Chief Operating Officer. On March 17, 1995, the agreement was amended and restated and the term was extended for an additional 2 years. The agreement provides for minimum annual compensation of $150,000.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information: Interest expense amounted to $64,700, $9,400 and $91,900 during the years ended December 31, 1994, 1995 and 1996. Supplemental noncash investing and financing activities:
The Company issued common stock in payment for various expenses and the acquisition of certain assets. These issuances were recorded at their fair value of the shares at the dates of issuance as follows:

                                                Shares                  Amount
                                                ------                  ------
                                                       (In thousands)
During 1994
-----------
Acquisition of assets                               85                  $  500
Payment of expenses                                 11                      60
During 1995
-----------
Extension of employment agreement                  200                     945
Acquisition of assets                              241                   1,927
Acquisition of minority interest                   276                   1,912
Payment of expenses                                160                     864
During 1996
-----------
Acquisition of assets                               26                     175
Payment of expenses                                 17                      92

NOTE 14 - SUBSEQUENT EVENTS

    In January 1997, the Company completed the sale of a Koo Koo Roo restaurant and a yogurt and ice cream parlor located in the Taj Mahal Hotel and Casino in Atlantic City, New Jersey. The restaurant and ice cream parlor were closed in anticipation of expansion plans by the hotel and casino. The Company received total consideration of $1,400,000 payable $100,000 cash and the balance to be paid in three equal installments plus interest on September 1, 1997, January 1, 1998 and the final payment on January 1, 1999. The Company will recognize a gain on the sale in the amount of approximately $216,000 during the first quarter of 1997.

    In February 1997, the Company completed a private placement of 6% Series B Convertible Preferred Stock (the "Series B Convertible Preferred") and received a total of $26.9 million (net of related costs and estimated expenses of $2.1 million). The Series B Convertible Preferred Stock can be converted at the rate of 15% of each holders' shares per month, starting in the fourth month, into the Company's common stock at the market price, less a discount of 3% on the 91st day after issuance increasing to 25% at the end of 13 months. The conversion ratio will be based on the market price of the Company's stock at the time of the conversion. The placement agent in the transaction received a warrant to purchase 29,000 shares of Series B Convertible Preferred at $100 per share.

    On March 5, 1997, the Company signed a letter of intent to acquire 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt as well as assumption of the real property leases. The acquisition is subject to court approval and due diligence procedures to be carried out by the Company.

                                 INDEX OF EXHIBITS

The following exhibits are filed in the order hereinafter listed:


                                                                                                           SEQUENTIAL
EXHIBIT                                                                                                     PAGE NO.
-------                                                                                                    ----------

  3.1        Restated Certificate of Incorporation of Registrant/1/

  3.2        Amended and Restated Bylaws of Registrant, as amended March 1992/2/

  3.3        Bylaw Amendment Changing year-end/3/

  3.4        Certificate of Amendment to the Restated Certificate of Incorporation of
             Koo Koo Roo, Inc./10/

  3.5        Certificate of Designations of 5% Convertible Preferred Stock/9/

  4.1        Form of Certificate for Common Stock of Registrant/1/

  4.2        Form of Certificate for 5% Convertible Preferred Stock of Registrant/9/

  4.3        Form of Amendment to the Restated Certificate of Incorporation of Registrant/9/

  4.4        Certificate of Designations of 5% Convertible Preferred Stock of Registrant/9/

  4.5        Form of Warrant Agreement used in connection with the Company's February 1995 private placement of Company Common Stock and Warrants/8/

  4.6        Form of Warrant Agreement used in connection with the Company's June 1995 private placement of Company Common Stock and Warrants/8/

  4.7        Form of Stock Purchase Agreement dated March 12, 1996 by and among the Registrant and the purchasers named therein/9/

  4.8        Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the
             Registrant and the purchasers named therein/9/

  4.9        Certificate of Designations of Series B 6% Convertible Preferred Stock/13/

  4.10       Form of Certificate for Series B 6% Convertible Preferred Stock/13/

  4.11       Form of Series B Preferred Stock Investment Agreement dated February 27, 1997 by and among the Registrant and the purchasers named therein/13/

  4.12       Form of 5% Convertible Preferred Stock Warrant Agreement dated March 20, 1996/14/

  4.13       Form of Common Stock Warrant Agreement dated March 12, 1996/14/

  10.49      Agreement of Limited Partnership of KKRO Partners L.P. dated March 23, 1994/4/

  10.50      Area Development Agreement dated August 19, 1993 between the Registrant and Mel Harris/5/

                                                                                                           SEQUENTIAL
EXHIBIT                                                                                                     PAGE NO.
-------                                                                                                    ----------
10.55        Amended and Restated Employment Agreement of Kenneth Berg dated as of
             January 9, 1995 and related letter agreement/8/

10.56 Amended and Restated Employment Agreement of Michael Mooslin dated as of March 17, 1995/8/

10.58        Employment Agreement of Robert Kautz dated as of February 8, 1995/8/

10.59        Stock Awards Plan/6/

10.60        Form of Non-Qualified Stock Option Agreement Under the Stock Awards Plan/8/

10.61        Directors' Stock Option Plan, as amended/7/

10.62        First Amendment to the Harris Development Agreement dated as of August 25, 1995/8/

10.63        KKRO Partners, L.P. Purchase Agreement dated as of September 26, 1995 by and between the Company and KKRO Partners, L.P./8/

10.64        KKRO Partners, L.P. Liquidation Agreement dated as of September 28, 1995 by and between the Company and KKRO Partners, L.P./8/

10.65        Form of Warrant Agreement used in connection with the Company's February 1995 private placement of Company Common Stock and Warrants/8/

10.66        Form of Warrant Agreement used in connection with the Company's June 1995 private placement of Company Common Stock and Warrants/8/

10.67        Form of Stock Purchase Agreement dated March 12, 1996 by and among the
             Registrant and the purchasers named therein/9/

10.68        Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the Registrant and the purchasers named therein/9/

10.69        Agreement for Acquisition of Color Me Mine, Inc./10/

10.70        Canadian Letter of Intent/10/

10.71        Business Development Services Agreement, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation./11/

                                                                                                           SEQUENTIAL
EXHIBIT                                                                                                     PAGE NO.
-------                                                                                                    ----------

10.72        Non-Qualified Stock Option Agreement for Restaurant Marketing
             Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation./11/

10.73        Non-Qualified Stock Option Agreement for Restaurant Marketing
             Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation./11/

10.74        Second Amendment to Area Development Agreement, dated as of May 8,
             1996, by and between the Registrant, Koo Koo Roo Licensing Systems,
             Inc. and Restaurant Acquisition Corporation./11/

10.75        Employment Agreement and Non-Qualified Stock Option Agreement, dated as of May 8, 1996, by and between the Registrant and Mel Harris./11/

10.76        Color Me Mine, Inc. Area Development Agreement/12/

10.77        Asset Purchase Agreement By and Between Hamburger Hamlet, Inc.and the
             Registrant dated as of March 21, 1997.

21.1         Subsidiaries of Registrant/8/

23.1         Consent of Independent Certified Public Accountants

27           Financial Data Schedule

99.1         "Item 5. Other Events" included the Company's Current Report dated March 18, 1996./10/

footnotes
---------
1 Incorporated by reference to identical exhibit number in the Company's Registration Statement on Form S-18 (No. 33-42487-NY) declared effective on October 15, 1991.

2 Incorporated by reference to identical exhibit number in the Company's Transition Report on Form 10-K for the six months ended June 30, 1992.

3 Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated December 14, 1995 (filed with the Commission on December 15, 1995).

4 Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1993 (filed with the Commission on April 25, 1994).

5 Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

6 Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated December 15, 1994.

7 Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated November 15, 1993.

8 Incorporated by reference to identical exhibit number in the Company's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995.

9 Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated March 18, 1996.

10 Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

11 Incorporated by reference to identical exhibit number in the Company's Registration Statement on Form S-1 (No. 333-3360) declared effective on June 11, 1996.

12 Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

13 Incorporated by reference from the Company's Current Report on Form 8-K dated February 27, 1997.

14 Incorporated by reference from the Company's Registration Statement on Form S-3 (No. 333-23263) as filed on March 13, 1997.