Form 10-K/A
period 1996-12-31
KOO KOO ROO INC/DE
filed 1997-04-30
CIK 878901

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                         AMENDMENT NO. 1 TO FORM 10-K

                                      ON

                                   FORM 10-K/A

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

                                    PART I

EXPLANATORY NOTE:  This Amendment No. 1 to Form 10-K on Form 10-K/A amends and restates the Form 10-K filed March 31, 1997

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

     TEST KITCHEN

     The Company currently operates a test kitchen adjacent to its store in West Los Angeles, California. The test kitchen is used for developing and testing new menu items and testing of new equipment for its restaurant locations. The test kitchen was opened in June 1996. Prior to June 1996, the Company conducted such testing in existing restaurant locations. The Company expended approximately $100,000, $150,000 and $240,000 during the years ended December 31, 1994, 1995 and 1996 to conduct these activities. These costs include the compensation paid to the executive chief and the costs of operating the test kitchen itself.

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

COLOR ME MINE, INC.

     Based on the Company's impression of the similarity between the customers of the Color Me Mine studios and Koo Koo Roo California Kitchen(TM) restaurants, the Company initially bought its 90% interest primarily to locate the two complementary concepts in adjacent facilities to take advantage of real estate locations which have attractive demographics but which are too large to be economically efficient for a Koo Koo Roo California Kitchen(TM) alone. The Company believes that Color Me Mine and Koo Koo Roo California Kitchen(TM) are complementary concepts primarily because of similarities in the demographic and psychographic characteristics of their respective customer segments. Co-location of the concepts results in the target customers direct exposure to both concepts while patronizing either one. In addition, both concepts marketing is primarily through word-of-mouth and visual appeal.

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

ITEM 2.   PROPERTIES

     The Company's Burbank location (Opened in March 1997) and its Aliso Viejo location (under construction), are properties that have been recently purchased by the Company. All other Company-owned restaurant sites and ceramics studios are leased from third parties. These leases expire on dates ranging up to May 2006, with the majority providing for renewal options. All leases provide for specified periodic rental payments and certain leases call for additional payments based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. Color Me Mine leases a 5,500 square foot warehouse and a 20,000 square foot ceramic bisque factory located in Van Nuys, California, to support its operations. The ceramic bisque factory has production capacity to provide ceramic products for approximately 75 to 80 stores. At December 31, 1996, the factory was operating at approximately 20% of capacity. For information relative to the Company's future minimum lease payment obligations under its long-term operating leases, see Note 12 to the Consolidated Financial Statements. For listing of the Company's locations and related square foot information, see "--Restaurants Opened as of December 31, 1996" and "--Ceramics Studios Opened as of December 31, 1996."

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

     Occupancy expenses increased to $1,737,000 during the year ended
December 31, 1995 as compared to $1,237,000 during 1994. The increase was primarily due to additional locations opened during 1995. As a percentage of sales, occupancy expenses deceased to 8.9% from 14.1% during the prior year as a result of additional locations maturing during 1995 resulting in same store sales growth of 21.6%. Other operating expenses amounted to $10,611,000 for 1995 compared to $5,728,000 for 1994. The increase was also due to the Company's expansion. As a percentage of sales, other operating expenses decreased to 55% of sales compared to 65% of sales in the prior year. Occupancy, as well as other operating expenses are expected to continue to decline as a percentage of sales in the future. Personnel and other corporate expenses increased as the Company implemented the infrastructure necessary for its planned growth and continued to incur product development expenses for such products as The Vegetable Stand.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

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

     ROBERT F. KAUTZ, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Kautz has been Chief Financial Officer of the Company since February 1995, became Assistant Secretary and a Director in November 1995, President of Corporate Development in September 1996, and President, Koo Koo Roo, Inc. in March, 1997. Prior to joining the Company, Mr. Kautz managed due diligence and business plan development projects at Archon Capital Partners, L.P. and InterActive Partners, L.P. as a consultant and associate for one year. Prior to Archon, for two years he was Vice President of Marketing and Business Development for Integrated Voice Solutions, Inc., a software developer of automated scheduling systems. For five years prior to that, and on an interim basis in early 1994, he led U.S. and international consulting engagements as a Senior Manager, Manager and Senior Consultant for the Price Waterhouse Strategic Consulting Group specializing in business strategy and cost and quality improvement. He has an MBA degree from Harvard Business School.

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

     MEL HARRIS, DIRECTOR. Since 1988 Mr. Harris has been Chairman and since 1993 Chief Executive Officer of Preferred Employers Holdings, Inc. (NASDAQ:
PEGI) and President of International Insurance Group, Inc. since 1984. Mr. Harris is Chief Executive Officer of Restaurant Marketing Corporation (RMC) and Restaurant Acquisition Corporation (RAC), entities with which the company has service agreements. RAC is also the Company's joint venture partner in two stores in Florida. Mr. Harris is Chief Executive Officer of Ceramics Acquisiton Corporation which is the joint venture partner of Color Me Mine, Inc. in three stores in Florida. He also serves on the board of directors of the National Parkinson Foundation, Hebrew Home for the Aged in Riverdale, New York, and the Yeshiva University Sy Syms School of Business. He is a founder of the United States Holocaust Memorial Museum, Washington, D.C., and a 1994 recipient of the Ellis Island Medal of Honor Award.

     JESS M. RAVICH, DIRECTOR. Mr. Ravich has been the Chief Executive Officer and the majority owner of Libra Investments, Inc., a registered broker dealer, since its was founded in 1991. From March 1990 to March 1991, Mr. Ravich was Executive Vice President of high yield trading with Jefferies & Co, a registered broker dealer. Mr. Ravich is a director of Cherokee, Inc., a clothing manufacturer and ACTV, Inc. a developer of individualized television programming technology.

     DON WOHL, DIRECTOR. Mr. Wohl has been a director of the Company since December 1993. He has been a private investor as well as a business and individual consultant for more than the past five years. Mr. Wohl is also a director of Vitafort International Corporation, a specialty food manufacturer.

     The following sets forth, as of April 21, 1997, certain biographical information with respect to additional members of the Company's management:


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

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer and the three other executive officers of the Company who earned more than $100,000 (salary and bonus) (the "Named Executive Officers") for all services rendered in all capacities to the Company during the twelve months ended December 31, 1996:



                          SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                              LONG-TERM COMPENSATION AWARDS
                                       -------------------                              -----------------------------
       NAME AND PRINCIPAL                                                  OTHER ANNUAL       RESTRICTED STOCK    OPTIONS/
           POSITION               YEAR      SALARY         BONUS          COMPENSATION/1/          AWARDS         SARS (#)
       ------------------         ----      ------         ------         ------------        ----------------    --------
Kenneth Berg/2/..............     1996      $207,700         $ --          $    --             $       --          500,000
(Chief Executive Officer and      1995       172,500           --               --              1,050,000(2)       900,000
 Chairman of the Board)           1994       150,000           --               --                     --               --


Robert F. Kautz /3/               1996       176,300           --           27,400                     --               --
(President and Chief              1995       116,109           --               --                     --          250,000
 Financial Officer)

Michael D. Mooslin ..........     1996       161,500           --           41,900                     --               --
(President and Chief              1995       143,700           --           30,121                     --               --
 Operating Officer of Koo         1994       125,000           --           44,900                     --               --
 Koo Roo International)

--------------------------

/1/ With respect to each of the executive officers named in the table, if not separately reported the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

/2/ Mr. Berg commenced his employment with the Company on August 16, 1990. Mr. Berg received 200,000 restricted shares of Common Stock in March 1995 as consideration for the extension of the term of his employment agreement. Such Common Stock vests pro rata over the term of Mr. Berg's Amended and Restated Employment Agreement which terminates on January 9, 2001. As of December 31, 1996, Mr. Berg owned 200,000 restricted shares of Common Stock which had an aggregate market value of $1,450,000 based on the last reported sales price of the Common Stock on the Nasdaq National Market on December 31, 1996. Mr. Berg also received options to purchase 500,000 restricted shares of Common Stock at $8.50 per share. All of such shares upon estimated issuance thereof are eligible to receive dividends if and when declared thereon. See "--Employment Arrangements."
/3/ Mr. Kautz commenced his employment with the Company on February 24, 1995. See "--Employment Arrangements."

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

     The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended December 31, 1996:

                                                     INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE
                                --------------------------------------------------------------       VALUE AT ASSUMED
        NAME                        NUMBER OF          % OF TOTAL                                  ANNUAL RATES OF STOCK
        ----                       SECURITIES         OPTIONS/SARS                                  PRICE APPRECIATION
                                   UNDERLYING          GRANTED TO       EXERCISE                   FOR OPTION TERM 5%
                                  OPTIONS/SARS        EMPLOYEES IN      OR BASE     EXPIRATION     ----------------------
                                  GRANTED (#)         FISCAL YEAR    PRICE ($/SH)     DATE         ($)            10% ($)
                                ------------------   -------------   ------------   ----------     ---------      -------
Kenneth Berg                         500,000            32.4%           $8.50       Apr. 16, 2006   $2,672,800    $6,773,400

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information regarding exercises of stock options by the Named Executive Officers during the twelve months ended December 31, 1996 and the value of unexercised options at December 31, 1996:

                                                            NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                              OPTIONS/SARS AT                       OPTIONS/SARS AT
                                                                   FY-END                                FY-END
                                                           -----------------------               -----------------------
                                SHARES
                             ACQUIRED ON      VALUE                                           ($)            ($)
         NAME                 EXERCISE      REALIZED  EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
         ----                -----------    --------  -----------    -------------       -----------    -------------
Kenneth Berg                     --             --       846,666         853,334          $3,132,499        $667,502
Robert F. Kautz                  --             --        90,000         160,000              83,700         284,800
Michael D. Mooslin               --             --       262,800          53,200           1,511,100         305,900

REPRICING OF OPTIONS

     During the twelve months ended December 31, 1996, there were no adjustments or amendments of the exercise prices of stock options previously awarded to the Named Executive Officers.

DIRECTORS' COMPENSATION

     Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors receive annual compensation of $3,000, a fee of $300 for each meeting attended (and $250 for each committee meeting attended) and reimbursement of reasonable expenses incurred in attending meetings.

DIRECTORS' STOCK OPTION PLAN

     The Company's Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors and approved by the stockholders to enable the Company to attract and retain the services of non-employee members of the Board and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The Directors' Plan covers an aggregate of 60,000 shares of Common Stock and will expire in 2001. The Directors' Plan, as amended, provides that each non-employee person who becomes a director will receive an option to purchase a minimum of 10,000 shares and up to a maximum of 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Company's Common Stock on the date the option is granted.

     During the twelve months ended December 31, 1996, Mr. Ravich and Mr. Harris were each granted 10,000 options under the Director's Plan at an exercise price of 9.50 and $7.13, respectively, upon election to the Board of Directors.

EMPLOYMENT ARRANGEMENTS

KENNETH BERG

     On January 9, 1995, Kenneth Berg entered into an Amended and Restated Employment Agreement with the Company (the "Agreement"). The Agreement provides for an annual base salary of $150,000 (or at such higher rate as may be determined by the Board of Directors or the Compensation Committee (as defined below) of the Company) and for an incentive bonus equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") to the extent such EBITDA exceeds $1,000,000. As of January 1, 1996, Mr. Berg's base compensation was $200,000 per year. Under the Agreement, the termination date of the original employment agreement was extended from October 14, 1996 to January 9, 2001. In consideration for the extension of the term of the Agreement, the Company issued Mr. Berg 200,000 shares of Common Stock on March 21, 1995; provided, however, that (i) such shares of Common Stock vest pro rata over the term of Mr. Berg's Agreement, (ii) Mr. Berg may not dispose of any such Common Stock prior to January 9, 1998 and (iii) beginning on January 9, 1998, Mr. Berg may only dispose of such Common Stock at a rate of 50,000 shares per year.

     Mr. Berg is entitled to participate in the Company's fringe benefits, bonus, profit-sharing and incentive plans. He is also entitled to reimbursement for medical expenses not covered by the Company's or other health plans and for certain Company-related travel expenses, including use of an automobile and related expenses. The Company has agreed to provide Mr. Berg with such financial and accounting services as he may reasonably request.

     The Agreement provides that Mr. Berg is obligated to devote his full-time services to the Company, although he is permitted to continue to engage in other business activities so long as such activities do not conflict with, or otherwise unreasonably interfere with, the performance of his services to the Company. Under the Agreement, in the event of disability preventing his performance of full-time duty for nine consecutive months, the Company may discontinue payment of his base salary after such nine-month period; provided that the base salary will be reinstated if he returns to full-time duty within 18 months (and during the term of the Agreement following the nine-month disability period). The Agreement also provides that in the event of Mr. Berg's death, the Company shall pay to Mr. Berg's estate or designated beneficiaries a death benefit equal to one year's base salary and the pro rata portion of any incentive bonus to which he would be entitled.

     Under the Agreement, the Board of Directors of the Company may only terminate Mr. Berg for "cause," which is defined in the Agreement as the conviction of Mr. Berg for a felony. Upon such termination of Mr. Berg for cause, the Company will pay Mr. Berg his base salary through the date of termination at the rate in effect on such date of termination; provided, however, that all of Mr. Berg's entitlements, other compensation or fringe benefits will immediately terminate (to the maximum extent permitted by law).

     The Agreement also provides that if the Company terminates Mr. Berg's employment without cause, the Company shall pay to Mr. Berg in one lump sum (less applicable tax withholding but adjusted for any surtax under Section 280G of the Internal Revenue Code of 1986, as amended) an amount in cash equal to two times the sum of Mr. Berg's base salary and incentive bonus that would otherwise be payable to Mr. Berg during the full remaining contract term of his employment under the Agreement (the "Severance Payments"). In addition, if Mr. Berg's employment is terminated without cause, all stock options granted by the Company to Mr. Berg which are not vested will vest concurrently with the effective date of termination and the exercise period of such options will be extended by five years. The Agreement also provides that Mr. Berg may terminate his employment agreement with "good reason" (as defined in the Agreement) and in such event would be entitled to the Severance Payments described above. Good reason is defined in the Agreement to include, but is not limited to, a (i) "change in control" of the Company (as defined in the Agreement to occur when, among other things, any person or entity beneficially owns, directly or indirectly, 20% or more of the combined voting power of the Company's then outstanding securities
(ii) a relocation of Mr. Berg's principal office or (iii) a material reduction in the nature and scope of Mr. Berg's duties to the Company.

ROBERT F. KAUTZ

     Robert F. Kautz was appointed President of Koo Koo Roo, Inc. in March 1997 and has served as Chief Financial Officer of the Company since February 1995. Pursuant to a February 29, 1996 amendment to his February 24, 1995 Agreement with the Company, he receives a base salary at an annual rate of $175,000, to be increased annually in accordance with the recommendation of the Compensation Committee. Mr. Kautz is entitled to participate in such fringe benefits, bonus, profit sharing and incentive plans as determined by the Board of Directors. He also receives automobile and other allowances of $2,100 per month in the aggregate. Pursuant to Mr. Kautz's agreement with the Company, the Company has loaned to Mr. Kautz $25,000 in 1995 and $35,000 in 1996. Mr. Kautz's employment agreement terminates February 28, 1999, subject to two annual renewal options which may be exercised by the Company. The Company has the right to terminate Mr. Kautz's agreement without cause and in such event the $60,000 in loans referred to above would be forgiven.

     In February 1995 the Company granted Mr. Kautz an option to purchase 200,000 shares of the Company's Common Stock. The option has a term of ten years and 20% of such options vest each year over the first five years of Mr. Kautz's employment. In November 1995, the Company granted Mr. Kautz an option to purchase 50,000 shares of the Company's Common Stock. The option became exercisable on February 24, 1996 and has a term of ten years. In the event of a change in control of the Company, all of Mr. Kautz's options which are not vested as of the effective date of such sale or change in control will immediately and automatically become vested and exercisable.

MICHAEL D. MOOSLIN

     Michael D. Mooslin joined the Company as President and Chief Operating Officer on March 16, 1992 and in September 1996 was named President and Chief Operating Officer of Koo Koo Roo International. Pursuant to Mr. Mooslin's Amended and Restated Employment Agreement ("Agreement") with the Company, he receives a base salary at an annual rate of $150,000 (or such higher rate as may be determined by the Board of Directors of the Company). In 1993 and 1994, Mr. Mooslin accepted a temporary reduction in current salary to $125,000 per annum in return for certain loans. As such loans were forgiven, the amount thereof was reported as "Other Annual Compensation." Mr. Mooslin is entitled to participate in fringe benefits and bonus, profit sharing and incentive plans as determined by the Board of Directors. Mr. Mooslin is reimbursed for certain Company-related travel expenses. The Company makes annual payments for an automobile and reimbursement of up to $1,500 per month for rent and related housing expenses. The Company may terminate the Agreement in the event that Mr. Mooslin is disabled and unable to perform his full-time duties for a consecutive period of 90 days or for a total of 120 days in any consecutive twelve-month period. The Agreement expired on March 17, 1997, but provides that it shall continue from year-to-year thereafter unless terminated by either the Company or by Mr. Mooslin upon notice to the other provided not less than 90 nor more than 120 days prior to the end of the term. The Company may terminate the Agreement for cause if Mr. Mooslin willfully breaches or habitually neglects his duties. The Company may also terminate the Agreement without cause. In the latter event, the Company would be required to pay to Mr. Mooslin the amount of his base salary for the remainder of the term plus an additional amount equal to his base salary. The Agreement also provides that Mr. Mooslin may terminate his employment with the Company if, among other things, (i) Mr. Mooslin is not reelected or reappointed to (other than by his own choice) the office and position of President or such additional office or position to which Mr. Mooslin may subsequently be elected or (ii) there is a material reduction in the nature and scope of Mr. Mooslin's duties to the Company. In such event, the Company will pay Mr. Mooslin his base salary through the period ending on the date of his termination and an amount equal to no less than six months of his base salary.

JOHN KAUFMAN

     Mr. Kaufman has been President of Koo Koo Roo USA since August 1996. Pursuant to an employment agreement dated July 31, 1996 he receives a base salary at an annual rate of $200,000 as well as a $25,000 guaranteed bonus payable on the one year anniversary date of his employment with the Company. He also receives an auto allowance of $600 per month and family health insurance coverage. In addition, at the Company's discretion he may be granted options to purchase an additional $250,000 worth of the Company's Common Stock; such grant is based on performance. A severance clause provides that if termination occurs for any reason other than cause, Mr. Kaufman will receive a $100,000 payment and a one year acceleration in vesting on any unvested stock options.

RONALD D. GARBER

     Mr. Garber has been Corporate Secretary and General Counsel since May 1996. Pursuant to an Employment Agreement dated May 3, 1996 he receives a base salary at an annual rate of $150,000 and an auto allowance of $500 per month and family health insurance coverage. In the event of a change in control in the Company, all of Mr. Garber's options which are not vested as of the effective date of such sale or change in control will immediately become vested and exercisable. Mr. Garber received a $25,000 loan from the Company in 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to November 1995, the Company did not have a Compensation Committee. Prior to the creation of the Compensation Committee, Kenneth Berg, Chairman of the Board and Chief Executive Officer, and Don Wohl, the Company's only outside director from January to July 1995, participated in deliberations concerning executive compensation. In November 1995, the Board of Directors formed a Compensation Committee. The Compensation Committee is composed of Lee Iacocca and Don Wohl were elected to the Committee. The Compensation Committee did not meet during 1996.

     Mr. Don Wohl served as director of Vitafort International Corporation during 1996.

     Mr. Lee Iacocca served as a director of MGM Grand, Inc. and New World Communications Group, Inc. during 1996.

     During the twelve months ended December 31, 1996, the Company obtained certain accounting, bookkeeping, occupancy and other office services from a corporation controlled by Kenneth Berg in return for aggregate payments of $82,000.

     On March 7, 1994, the Company and Don Wohl, a director of the Company, entered into a Consulting Agreement. Such agreement, which has since terminated, provided for Mr. Wohl to provide part-time financial consulting services to the Company in connection with the Company's plans for business expansion, at the Company's request, to the degree reasonably required to provide the services required under such agreement. For such services, the Company granted Mr. Wohl a warrant to purchase 200,000 shares of the Common Stock at a price of $6.00 per share which expires March 7, 1999.

     On November 28, 1994, in furtherance and expansion of Don Wohl's existing financial consulting arrangement, the Company entered into a Non-Qualified Stock Option Agreement with Mr. Wohl, whereby the Company granted him an option to purchase 100,000 shares of the Company's Common Stock at a price of $5.00 per share. These options become exercisable at the rate of 33.3% per year and expire 10 years from the date of grant.

     On June 5, 1995, in recognition of Don Wohl's continuing role in financing the Company, the Company entered into a Warrant Agreement with Mr. Wohl, whereby the Company granted him the right to purchase 100,000 shares of the Company's Common Stock at a price of $5.875 per share. The warrant became exercisable on August 15, 1996 and expires on August 15, 2000.

     Mr. Wohl is also the Managing General Partner of KKRO Partners, L.P., which partnership previously owned a minority interest in the Santa Monica, Brentwood and Beverly Hills Koo Koo Roo restaurants (the "Partnership"). On September 26, 1995, the Company agreed to purchase the limited partners' interest in the Partnership. As consideration for the purchase, which closed in November 1995, the Company issued 275,848 shares of Common Stock in payment of a purchase price of approximately $2.0 million (approximately equal to such partners' investment in the Partnership).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 31, 1997 with respect to the beneficial ownership of the Company's Common Stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director and nominee for director of the Company, (iii) the Named Executive Officers (as defined below) and (iv) all executive officers and directors of the Company as a group:

NAME OF BENEFICIAL OWNER/1/             AMOUNT OF           PERCENT
                                  BENEFICIAL OWNERSHIP     OF CLASS/2/
                                  ---------------------    -----------
Kenneth Berg                           3,744,116 /3/          21.4%
Robert F. Kautz                          280,000 /4/           1.7%
Michael D. Mooslin                       317,250 /5/           1.9%
John S. Kaufman                           50,000 /6/             *
Morton J. Wall                            19,700 /7/             *
Kory L. Berg                             176,000 /8/             *
Lee A. Iacocca                           386,500 /9/           2.3%
Don Wohl                                 394,166 /10/          2.3%
Jess M. Ravich                            28,611 /11/            *
Mel Harris                             1,331,000 /12/          7.4%
Ronald D. Garber                          10,000 /13/            *
All Directors, Nominees                6,737,343 /14/         33.2%
and Executive Officers
as a Group (11 persons)

----------------------
*  Represents less than 1% of the outstanding shares of Common Stock.

/1/ The address of Kenneth Berg, Robert F. Kautz, Michael D. Mooslin, John S. Kaufman, Kory L. Berg and Ronald D. Garber is in care of the Company, 11075 Santa Monica Boulevard, Suite 225, Los Angeles, California 90025. The address of Lee A. Iacocca is 1440 South Sepulveda Blvd., Third Floor, Los Angeles, California 90025. The address of Morton J. Wall is in care of the Company, 75 Route #27, Iselin, New Jersey 08830-0411. The address of Jess
     M. Ravich is 11766 Wilshire Boulevard, Suite 870, Los Angeles, California 90025. The address of Don Wohl is 1800 Avenue of the Stars, Suite 1114, Los Angeles, California 90067. The address of Mel Harris is 10800 Biscayne Blvd., Penthouse Floor, North Miami, Florida 33161.

/2/ Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of a specified date as provided for in Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Each beneficial owner's percentage is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of the above table have been exercised. Further, the amounts do not give effect to any conversion of shares of the Series A Convertible Preferred Stock or Series B Convertible Preferred Stock because the number of shares of Common Stock deemed to be beneficially owned by such persons cannot be determined. The number of shares of Common Stock issuable is dependent on factors which cannot be predicted by the Company at this time, including, among others, the future trading prices of the Common Stock. As of the date of the table, there were outstanding 939,939 shares of Series A Convertible Preferred Stock and 290,000 shares of Series B Convertible Preferred Stock.

/3/ Kenneth Berg's holdings include: (a) 830,000 shares of Common Stock held by his spouse which Mr. Berg has the right to vote pursuant to a proxy
     (Mr. Berg disclaims beneficial ownership of such shares) and (b) 986,666 shares of Common Stock issuable upon exercise of options exercisable within 60 days of the date of the table.

/4/ Includes 10,000 shares of Common Stock issuable upon exercise of options within 60 days of the date of the table.

/5/ Includes 316,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of the date of the table.

/6/ Includes 50,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of the date of the table.

/7/ Includes 50 shares of Common Stock held by his spouse (Mr. Wall disclaims beneficial ownership of such shares). Includes 19,600 shares of Common Stock issuable upon exercise of options within 60 days of the date of the table.

/8/ Includes 32,000 shares of Common Stock issuable upon exercise of options within 60 days of the date of the table.

/9/ Includes 325,000 shares of Common Stock issuable upon exercise of options within 60 days of the date of the table.

/10/ Includes 374,166 shares of Common Stock issuable upon exercise of warrants and options within 60 days of the date of the table.

/11/ Includes 27,400 shares of Common Stock issuable upon exercise of Warrants exercisable within 60 days of the date of the table. Excludes (i) 10,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 18,000 shares of Series A Convertible Preferred Stock owned by Mr. Ravich and (ii) Warrants to purchase 18,000 shares of Series A Convertible Preferred Stock owned by Libra Investments, Inc. that Mr. Ravich may be deemed to beneficially own in his capacity as Chief Executive Officer and majority shareholder of such firm. None of such shares excluded may be exercised for, or converted into, shares of Common Stock within 60 days of this table.

/12/ Includes 1,331,000 shares of Common Stock issuable upon exercise of options within 60 days of the date of the table.

/13/ Includes 10,000 shares of Common Stock issuable upon exercise of options within 60 days of the date of the table.

/14/ Includes 1,490,266 shares of Common Stock reserved for issuance pursuant to the Company's Stock Awards Plan and non-plan options and warrants to purchase 2,264,066 shares of Common Stock, all of which are exercisable within 60 days of the date of the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On May 8, 1996 the Company entered into a business development agreement with an entity associated with its Restaurant Marketing Corp., which is owned by Mr. Harris, to provide business development services. In consideration for the agreement, the Company issued options to purchase 1.0 million shares of common stock at an exercise price of $8.00 per share. The options will become exercisable ratably over a three-year period beginning on the first anniversary of the date of issuance, so long as the business development agreement remains in place. The business development agreement may be canceled with six months notice by the Company's Chief Executive Officer in his sole discretion. The options also will vest upon a change in control (as defined).

     On May 8, 1996 the Company amended its area development agreement with Restaurant Acquisition Corp., which is owned by Mr. Harris, covering Florida and certain counties in Southern Georgia. Under this amendment, the area developer's rights to open franchise restaurants were terminated, and all stores will be developed as joint ventures through newly-formed partnerships of which the Company will own a 50% interest. In consideration for this amendment, the Company granted the area developer options to purchase 350,000 shares of the Company's common stock at an exercise price of $8.00 per share. The options vested and became exercisable immediately upon grant.

     On August 21, 1996, the Company entered into a Non-Qualified Stock Option Agreement with Mr. Kaufman, whereby the Company granted him an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $7.69 per share. Fifty thousand of these options became exercisable immediately and the remaining are exercisable at the rate of 20% per year over the five year period beginning on the first anniversary of the date of issuance and expire ten years from the date of grant.

     During the twelve months ended December 31, 1996, the Company obtained certain accounting, bookkeeping, occupancy and other office services from a corporation controlled by Kenneth Berg in return for aggregate payments of $82,000. Additional payments are anticipated for the upcoming fiscal year which are expected to be a lesser amount due to a reduction in office space and personnel.

     Mr. Ravich is the Chief Executive Officer of Libra Investments, Inc., which acted as a Placement Agent in connection with private placement of 1,200,000 shares of the Company's Series A Convertible Preferred Stock and 450,000 shares of the Company's Common Stock and which received compensation of $1.25 million related to this placement. In addition, in connection with the private placement, Libra Investments, Inc. and certain of its officers received, options to purchase 20,250 shares of the Company's Common Stock at an exercise price of $7.25 per share, of which 18,250 are owned directly by Mr. Ravich, and options to purchase 54,000 shares of the Company's Series A Convertible Preferred Stock at an exercise price of $25.00 per share, 18,000 of which are owned directly by Mr. Ravich.


                    COMPLIANCE WITH SECTION 16(a) UNDER THE
                        SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("Insiders"), to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during the year ended December 31, 1996 all Section 16(a) filing requirements applicable to Insiders were complied with, except for two late filings relating to transactions by Ronald D. Garber.


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

10.75        Employment Agreement and Non-Qualified Stock Option Agreement, dated as of May 8, 1996, by and between the Registrant and Mel Harris./11/

10.76        Color Me Mine, Inc. Area Development Agreement/12/

10.77        Asset Purchase Agreement By and Between Hamburger Hamlet, Inc.and the
             Registrant dated as of March 21, 1997./15/

21.1         Subsidiaries of Registrant/8/

23.1         Consent of Independent Certified Public Accountants

27           Financial Data Schedule/15/

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

     June 11, 1996.

12 Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

13 Incorporated by reference from the Company's Current Report on Form 8-K dated February 27, 1997.

14 Incorporated by reference from the Company's Registration Statement on Form S-3 (No. 333-23263) as filed on March 13, 1997.


15 Incorporated by reference from the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996 (filed with the Commission on March 31, 1997).

*    PREVIOUSLY FILED

b)   REPORTS ON 8-K

     Not Applicable

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 29th day of April 1997.

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

Signature                    Title                                Date
---------                    -----                                ----

/s/ KENNETH BERG             Chairman of the Board                April 29, 1997
------------------------     Chief Executive Officer
Kenneth Berg                 and Director
                             (Principal Executive Officer)


/s/ ROBERT F. KAUTZ          President, Chief Financial           April 29, 1997
------------------------     Officer and Director
Robert F. Kautz              (Principal Financial Officer)


/s/  MICHAEL D. MOOSLIN      President of Koo Koo Roo             Arpil 29, 1997
------------------------     International and Director
Michael D. Mooslin


/s/  JOHN KAUFMAN            President of Koo Koo Roo             April 29, 1997
------------------------     USA and Director
John Kaufman


/s/ MARY E. ARNOLD           Vice President-Finance               April 29, 1997
------------------------     (Principal Accounting Officer)
Mary E. Arnold


/s/ MORTON J. WALL           Treasurer and Director               April 25, 1997
------------------------
Morton J. Wall


/s/ KORY BERG                Director                             April 29, 1997
------------------------
Kory L. Berg


/s/ MEL HARRIS               Director                             April 29, 1997
------------------------
Mel Harris


/s/ LEE A. IACOCCA           Director                             April 29, 1997
------------------------
Lee A. Iacocca


/s/ DONALD WOHL              Director                             April 29, 1997
------------------------
Donald Wohl


/s/ JESS M. RAVICH           Director                             April 29, 1997
------------------------
Jess M. Ravich

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
Commitments and contingencies (Notes 11, 12 and 14)

Stockholders' Equity (Notes 8, 11, 12 and 14)
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized; 1,200,000 shares of Series A  5%
  convertible preferred stock issued; 0 and 1,027,193
  shares issued and outstanding (liquidation
  preference $25,680,000)                                        -          10
 Common stock, $.01 par value, 50,000,000
  shares authorized; 14,329,851 and
  15,933,822 shares issued and outstanding                     143         159
 Additional paid-in capital                                 40,468      73,623
 Accumulated deficit                                       (18,275)    (30,608)
 Treasury stock, 84,352 and 72,512 shares, at cost              (2)         (2)
 Common stock issued for unearned compensation                (791)       (633)
                                                          --------    --------
    Total stockholders' equity                              21,543      42,549
                                                          --------    --------
                                                          $ 26,555    $ 49,772
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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

              "Increase (Decrease) in Cash and Cash Equivalents"

                                                             Year ended  December 31,
                                                          --------------------------------
                                                            1994       1995        1996
                                                          --------   ---------   ---------
Cash Flows From Operating Activities:
 Net loss                                                 $(4,782)   $ (6,911)   $ (9,285)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                            640       2,153       4,434
     Deferred franchise revenue                               490         (80)          -
     Other                                                     35         191          91
     Minority interest in net loss                            (82)       (140)       (422)
     Assets written off or abandoned                          165         695           -
     Changes in operating assets and liabilities:
     Inventories                                              (32)        (80)       (628)
     Prepaid expenses and other                               402        (348)        190
     Accounts payable                                         203       1,125       1,659
     Accrued expenses and other liabilities                   362       1,220        (407)
                                                          -------    --------    --------

 Net cash used in operating activities                     (2,599)     (2,175)     (4,368)
                                                          -------    --------    --------

Cash Flows From Investing Activities:
 Acquisition of marketable securities                           -      (3,663)     (1,557)
 Acquisition of property and equipment                     (3,757)    (10,155)    (19,459)
 Investments in joint ventures                                  -           -        (528)
 Lease acquisition and other costs                           (280)       (127)       (775)
 Pre-opening costs                                              -      (1,287)     (1,588)
 Lease security deposits                                      (49)        (91)       (498)
                                                          -------    --------    --------

 Net cash used in investing activities                     (4,086)    (15,323)    (24,405)
                                                          -------    --------    --------

Cash Flows From Financing Activities:
 Proceeds from loans payable                                  115         104       1,600
 Payments on loans payable                                      -        (115)        (97)
 Minority capital contributions                             2,234         616           -
 Proceeds of private placements                                 -      17,662      30,415
 Repurchase of stock warrants                                   -           -      (1,645)
 Exercise of stock options and warrants                     3,441       2,214       1,146
 Other                                                          -         (25)     (1,557)
                                                          -------    --------    --------

 Net cash provided by financing activities                  5,790      20,456      29,862
                                                          -------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents         (895)      2,958       1,089

Cash and Cash Equivalents, beginning of period              1,439         544       3,502
                                                          -------    --------    --------

Cash and Cash Equivalents, end of year                    $   544    $  3,502    $  4,591
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


    In March 1996, the Company completed a private placement of 5% Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") and received a total of $27,530,000 (net of related costs and expenses of $2,589,000). The Series A Convertible Preferred Stock can be converted at the rate of 10% per month starting in the fourth month, into the Company's common stock at the market price, less a discount of 13% on the 91st day after issuance increasing to 29% at the end of 13 months. The placement agents in the transaction received a warrant to purchase 108,000 shares of the Company's Series A Convertible Preferred Stock at $25.00 per share. See Note 14 - Subsequent Events.

    STOCK WARRANTS

    The Company issued a total of 1,669,362 stock purchase warrants in connection with two private placements during 1995. In November 1996, the Company repurchased and canceled 813,589 stock warrants at a price of $2.00 per warrant ($1,645,000 in the aggregate, including costs). At December 31, 1996, the remaining stock warrants were exercisable to purchase 855,773 shares of the Company's common stock. In connection with a private placement in September 1993, the Company issued warrants to purchase 600,005 shares of the Company's common stock. These warrants were exercised during 1994 and the Company received net proceeds in the amount of $2.4 million.

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

    The following table summarizes the activity of non-plan options:

                                               Number    Weighted Average
                                             of shares    Exercise Price
                                             ---------   ----------------
                                                   (In thousands)
Shares under option - January 1, 1994        1,055          $3.21
 Granted                                     1,485           3.41
 Exercised                                    (964)          1.09
 Canceled                                     (185)          4.78
                                             -----
Shares under option - December 31, 1994      1,391           4.69
 Granted                                     1,700           5.39
 Exercised                                    (537)          4.10
                                             -----
Shares under option - December 31, 1995      2,554           5.67
 Granted                                     1,674           7.67
 Exercised                                    (217)          4.43
 Canceled                                      (31)          6.70
                                             -----
Shares under option - December 31, 1996      3,980           6.53
                                             =====

Shares exercisable - December 31, 1996       2,650           6.00
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

    Additional information relating to stock options and warrants outstanding and exercisable at December 31, 1996 summarized by exercise price are as follows:

                               Outstanding                                Exercisable
                      -----------------------------------------   ---------------------------
   Exercise                              Weighted Average                        Weighted
    Price                         -----------------------------                   Average
  Per Share            Shares     Life (Years)   Exercise Price     Shares     Exercise Price
  ---------           ---------   ------------   --------------   ----------   --------------
 $0.62 to $4.50       1,443,065        5.72        $ 3.05         1,056,300        $3.60
  4.63 to  5.00       1,494,499        7.50          5.00           752,665         5.00
  5.12 to  5.87       1,229,774        7.57          5.74           834,575         5.79
  5.91 to  6.56         969,300        4.91          6.23           489,733         6.34
  6.62 to  7.62       1,008,945        6.27          7.14           582,600         7.18
  7.63 to  7.94         449,190        7.59          7.74            94,700         7.71
  8.00 to  8.00       1,492,500        8.28          8.00         1,380,500         8.00
  8.12 to  9.25         780,500        6.95          8.52            15,700         8.73
  9.50 to  9.50          12,000        8.37          9.50                 -            -
 10.00 to 10.00         100,000        1.59         10.00                 -            -
                      ---------                                   ---------
  0.62 to 10.00       8,979,773        6.83          6.16         5,206,773         5.61
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

                                                Shares                  Amount
                                                ------                  ------
                                                       (In thousands)
During 1994
-----------
Acquisition of assets                               85                  $  500
Payment of expenses                                 11                      60
During 1995
-----------
Extension of employment agreement                  200                     945
Acquisition of assets                              241                   1,927
Acquisition of minority interest                   276                   1,912
Payment of expenses                                160                     864
During 1996
-----------
Acquisition of assets                               26                     175
Payment of expenses                                 17                      92
Private placement fee                                3                      23

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

10.75        Employment Agreement and Non-Qualified Stock Option Agreement, dated as of May 8, 1996, by and between the Registrant and Mel Harris./11/

10.76        Color Me Mine, Inc. Area Development Agreement/12/

10.77        Asset Purchase Agreement By and Between Hamburger Hamlet, Inc.and the
             Registrant dated as of March 21, 1997./15/

21.1         Subsidiaries of Registrant/8/

23.1         Consent of Independent Certified Public Accountants

27           Financial Data Schedule/15/

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

12 Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

13 Incorporated by reference from the Company's Current Report on Form 8-K dated February 27, 1997.

14 Incorporated by reference from the Company's Registration Statement on Form S-3 (No. 333-23263) as filed on March 13, 1997.

15 Incorporated by reference from the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996 (filed with the Commission on March 31, 1997).