Form 10-Q
period 1997-03-31
KOO KOO ROO INC/DE
filed 1997-05-15
CIK 878901

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
     SECURITIES EXCHANGE ACT OF 1934


              For the transition period from                   to

                         Commission file number 0-1954

                               KOO KOO ROO, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                 22-3132583
             -----------------------          --------------
          (State or Other Jurisdiction of     (I.R.S. Employer
          Incorporation or Organization)      Identification No.)

        11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA  90025
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (310) 479-2080
                ----------------------------------------------
             (Registrant's telephone number, including area code)


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

          As of April 24, 1997, the registrant had issued and outstanding 17,167,284 shares of common stock, $.01 par value per share.

                                   FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Item 1.  Financial Statements:

         Condensed Consolidated Statements
         of Operations for the Three Months Ended
         March 31, 1996 and 1997                                      3

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and March 31, 1997                         4

         Condensed Consolidated Statements
         of Cash Flows for the Three Months Ended
         March 31, 1996 and 1997                                      5

         Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and  Analysis
         of Financial Condition and Results of Operations            7-9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.                                          10

Item 2.   Changes in Securities.                                      10

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K                            10

Signatures                                                            11

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            THREE               THREE
                                                                        MONTHS ENDED        MONTHS ENDED
                                                                          MARCH 31,           MARCH 31,
                                                                            1996                1997
                                                                         -----------         -----------
Revenues:

Sales                                                                    $ 7,357,373         $11,944,440

Interest and other                                                           118,630             403,931
                                                                         -----------         -----------
     Total revenues                                                        7,476,003          12,348,371

Cost of sales                                                              5,145,408           8,509,245
                                                                         -----------         -----------
     Gross profit                                                          2,330,595           3,839,126

Operating expenses                                                         4,107,120           7,362,962
                                                                         -----------         -----------
     Loss before minority interest and joint ventures                     (1,776,525)         (3,523,836)

Equity in net loss of joint ventures                                               -            (135,000)

Minority share of net loss                                                    73,955             164,189
                                                                         -----------         -----------
     Net loss                                                             (1,702,570)         (3,494,647)

Preferred dividends                                                          (49,200)           (722,861)
                                                                         -----------         -----------
Net loss applicable to common stockholders                               $(1,751,770)        $(4,217,508)
                                                                         ===========         ===========
Per Common Share:

Net loss                                                                      $(0.12)        $     (0.22)

Dividends on preferred stock                                                       -               (0.04)
                                                                         -----------         -----------
Net loss per common share                                                     $(0.12)        $     (0.26)
                                                                         ===========         ===========
Weighted average number of common and
common equivalent shares                                                  14,357,204          16,155,835
                                                                         ===========         ===========

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            MARCH 31,
                                                                       DECEMBER 31,           1997
                                                                         1996 *           (UNAUDITED)
                                                                      -------------       -----------
                             ASSETS
Current Assets:
  Cash and cash equivalents                                           $  4,591,318        $  12,419,545
  Marketable securities                                                  5,220,452           16,644,702
  Receivables                                                            1,802,919            2,143,168
  Inventories                                                              814,830              917,174
  Prepaid expenses                                                         195,510              667,867
                                                                      ------------         ------------
    Total current assets                                                12,625,029           32,792,456
Property and equipment                                                  31,307,340           32,997,293

Investments in and advances to related entities                            461,623            1,948,908

Notes Receivable - Long term                                                     -            1,053,000

Intangibles and other assets                                             5,378,095            5,333,372
                                                                      ------------         ------------
                                                                      $ 49,772,087         $ 74,125,029
                                                                      ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $  3,263,706         $  4,275,674
  Accrued payroll                                                          634,216            1,112,549
  Other accrued liabilities                                              1,398,634            1,493,196
  Current portion of long-term debt                                        220,166              179,616
                                                                      ------------         ------------
    Total current liabilities                                            5,516,722            7,061,035
                                                                      ------------         ------------
Notes and loans payable, long-term                                       1,475,089            1,434,638
                                                                      ------------         ------------
Minority interest                                                          230,622               66,433
                                                                      ------------         ------------
Stockholders' Equity:
 Preferred stock, $.01 par value, 5,000,000
   shares authorized; 1,027,193 and 939,939 shares
   of Series A and 0 and 290,000 shares of Series B,
   Adjustable Convertible Preferred Stock issued and
   outstanding (liquidation preference $52,498,475)                         10,272               12,289
 Common stock, $.01 par value, 50,000,000
   shares authorized; 15,933,822 and 16,615,459
   shares issued and outstanding                                           159,339              166,017
 Additional paid-in capital                                             73,623,089          100,805,796
 Accumulated deficit                                                   (30,607,536)         (34,825,044)
 Treasury stock, 72,512 shares at cost                                      (2,123)              (2,123)
 Common stock issued for unearned compensation                            (633,387)            (594,012)
                                                                      ------------         ------------
    Total stockholders' equity                                          42,549,654           65,562,923
                                                                      ------------         ------------
                                                                      $ 49,772,087         $ 74,125,029
                                                                      ============         ============

 * Derived from audited financial statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                             THREE                   THREE
                                                                         MONTHS ENDED            MONTHS ENDED
                                                                           MARCH 31,               MARCH 31,
                                                                             1996                    1997
                                                                          -----------             -----------
Cash Flows From Operating Activities:
 Net loss                                                                 $(1,702,570)            $(3,494,647)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                               753,142               1,412,922
  Minority interest in net loss                                               (73,955)               (164,189)
  Gain on sale of assets                                                            -                (200,588)
  Common stock issued for expenses and other                                   70,499                       -
  Changes in operating assets and liabilities:
   Inventories                                                                 11,738                (102,344)
   Prepaid expenses and other assets                                          (62,900)               (472,357)
   Accounts payable                                                           525,193                 540,897
   Accrued expenses and other liabilities                                     319,988                 166,860
                                                                          -----------             -----------
    Net cash used in operating activities                                    (158,865)             (2,313,446)
                                                                          -----------             -----------

Cash Flows From Investing Activities:
 Acquisition of property and equipment                                     (3,515,786)             (3,348,467)
 Sale (purchase) of marketable securities                                   2,163,344             (11,424,250)
 Pre-opening costs                                                           (285,416)               (261,735)
 Payments on note from sale of restaurant                                           -                 100,000
 Notes and loans to employees and others                                            -                 (93,249)
 Lease acquisition and other                                                 (315,036)                (37,492)
 Investments in and advances to related entities                                    -              (1,487,285)
                                                                          -----------             -----------
    Net cash used in investing activities                                  (1,952,894)            (16,552,478)
                                                                          -----------             -----------

Cash Flows From Financing Activities:
Proceeds from private placements, net                                      30,455,153              26,772,652
Distributions to stockholders                                                (49,200)                      -
Debt repayments                                                                     -                 (81,001)
Exercise of common stock options and warrants                                 164,500                   2,500
                                                                          -----------             -----------
    Net cash provided by financing activities                              30,570,453              26,694,151
                                                                          -----------             -----------
Net Increase in Cash and Cash Equivalents                                  28,458,694               7,828,227

Cash and Cash Equivalents, beginning of period                              3,501,815               4,591,318
                                                                          -----------             -----------
Cash and Cash Equivalents, end of period                                  $31,960,509             $12,419,545
                                                                          ===========             ===========

                       KOO KOO ROO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and limited partnerships in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.

2. The accompanying unaudited consolidated financial statements were prepared on the accrual basis of accounting. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) which are necessary for a fair presentation of the financial results for the periods presented have been made. The interim period results of operations are not necessarily indicative of the results of operations for the full year.

3. On March 21, 1997, the Company entered into a purchase agreement to acquire 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt as well as assumption of the related real property leases. Ten restaurants are located in California and four in the Washington, DC Beltway area. If consummated, certain of the acquired locations may be converted to or co-located with Koo Koo Roo California Kitchen(TM) restaurants. In certain of the acquired locations, the Company may test market a menu insert profiling Koo Koo Roo California Kitchen(TM) and offering selected Koo Koo Roo California Kitchen(TM) menu items in the full service Hamburger Hamlet restaurant environment. The Company presently intends to finance the acquisition with cash on hand or with borrowings under a debt package which is presently being negotiated but is not yet committed. The Company deposited $1 million in escrow as a down payment. The deposit is carried in the accompanying balance sheet in the caption "investments in and advances to related entities."

4. In February 1997, the Company completed a private placement of 6% Series B Adjustable Convertible Preferred Stock, liquidation preference $100 per share (the "Series B Convertible Preferred Stock"), and received net proceeds of approximately $26.8 million (after deducting cash fees to the placement agent and estimated transaction expenses). The Series B Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the Common Stock at the time of conversion, less a discount initially equal to 3% and increasing over time to 25% at the end of 13 months from the date of original issuance. Dividends may be paid in cash or by issuing additional shares of Series B Convertible Preferred Stock (valued at $100 per share). The Company also agreed to issue to the placement agent three-year warrants to purchase 29,000 shares of Series B Convertible Preferred Stock at $100 per share.

     During the quarter ended March 31, 1997, 87,254 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock (the "Series A Convertible Preferred Stock") were converted into 470,532 shares of the Company's Common Stock.

5. On January 31, 1997, the Company completed the sale of a Koo Koo Roo restaurant and a yogurt and ice cream parlor located in the Taj Mahal Hotel and Casino in Atlantic City, New Jersey. The Company received total consideration of $1,400,000 payable $100,000 cash and the balance to be paid in three equal installments plus interest on September 1, 1997, January 1, 1998 and the final payment on January 1, 1999. The Company recognized a gain on the sale in the amount of approximately $200,000 during the three months ended March 31, 1997.

6. On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No 128, "Earnings Per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Statement No. 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has not determined the effect, if any, of adoption on its earnings per share computations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER ENDED MARCH 31, 1997

     As of May 7, 1997, the Company operates 28 restaurants, including two new restaurants opened during the quarter. On May 1, 1997 the first international Koo Koo Roo California Kitchen(TM) restaurant was opened in Toronto, Canada. The Company is a 40% partner in the joint venture in Canada. During the quarter the Company sold its Koo Koo Roo restaurant location in the Taj Mahal Hotel and Casino (the "Casino") in Atlantic City for $1.4 million and recognized a gain on the sale of approximately $200,000. The sale was requested by the Casino in connection with a planned expansion of their casino operations.

     As of May 7, 1997, sixteen Color Me Mine stores were open and operating, including nine ceramics studios owned and operated by the Company, six ceramic studios owned and operated by joint ventures and one franchised ceramics studios.

RESULTS OF OPERATIONS

     The Company incurred a net loss of $3,495,000 during the three months ended March 31, 1997 compared to $1,703,000 for the quarter ended March 31, 1996. The net loss for the quarter included a loss of $1,050,000 attributable to Color Me Mine's operations.

     The net loss attributable to the restaurant operations was due in large part to the continued cost of the Company's corporate infrastructure designed to support future growth of Koo Koo Roo restaurants, slower than anticipated openings and losses attributable to new markets. The Company's corporate overhead contemplates a greater number of stores and studios than are currently open and will support a greater rate of new development than is presently occurring. At present, Koo Koo Roo has more executed leases and active lease negotiations for new sites than at any previous time.

     Color Me Mine's operations were impacted by costs of franchise development, factory inefficiencies and the seasonality of store operations. The majority of the loss is attributable to management salaries, marketing materials, and sales expenses associated with development of Color Me Mine franchise sales and support programs. Subsequent to the end of the quarter, the franchise sales effort was restructured from a joint venture to a franchise format, an initial franchise fee was reduced from $30,000 to $15,000 and certain changes in management and reductions in overhead costs were implemented consistent with this new focus. Presently Color Me Mine has one executed franchise and 10 executed letters of intent representing 22 franchise sales. During the quarter and subsequent thereto, work force efficiencies implemented at the ceramics factory have reduced the labor force at the factory by approximately 60%.

QUARTER TO QUARTER COMPARISON

     RESTAURANT OPERATIONS

     Restaurant sales were $11,224,000 in the current quarter compared to $7,086,000 in the same period of the prior year, an increase of 58.4%. Sales for the current quarter were produced by 16 Koo Koo Roo restaurants which were operating during the current quarter and during the same quarter of the prior year and 12 additional restaurants opened subsequent to March 31, 1996. Two new restaurants were opened during the current quarter in Burbank and West Hollywood, California. Average same store sales for the 11 mature Koo Koo Roo restaurants (which are those open more than 18 months) were approximately the same during both quarters.

     Interest and other revenues for the current quarter includes $209,000 in interest income, a gain of approximately $200,000 on the sale of the restaurant assets located in the Taj Mahal Hotel and Casino in Atlantic City, New Jersey offset by $39,000 in interest expense. During the prior year's quarter, the Company received $118,000 in interest. The increase in interest income resulted from the investment of the net proceeds (approximately $26.8 million) received from the private placement of the Company's Series B Convertible Preferred Stock which occurred in February 1997.

     Cost of sales were $8,120,000 in the current quarter compared to $4,986,000 in the same period of the prior year. These costs increased to 72.3% of sales compared to 70.4% in the same period of the prior year due to costs associated with stores opened in new markets in 1996 (including New York, Colorado and Northern California). As a result, gross profit for the quarter ended March 31, 1997, as a percentage of revenues, decreased to 30.0% compared with 31.2% in the same period of the prior year.

     Operating expenses amounted to $5,956,000 for the current quarter compared to $3,923,000 for the prior year quarter. Operating expenses as a percentage of revenues decreased to 51.3% from 55.4% in the same period of the prior year. This decrease was primarily due to the Company increased sales resulting from the additional locations opened since the end of the first quarter of 1996. Occupancy costs increased by approximately $320,000 due to new store openings. Depreciation and amortization increased by $444,000 due to additional store openings since the end of the first quarter of 1996.

     The Company issued a quarterly dividend to the holders of its Series A Convertible Preferred Stock amounting to $293,000, which was paid in April 1997 in cash. The Company paid cash dividends of $49,200 during the first quarter of 1996. The Company also accrued dividends on its Series B Convertible Preferred Stock, issued in February 1997, in the amount of $430,000 consisting of $145,000 representing the value of additional shares of Series B Convertible Preferred Stock paid as a dividend in kind and $285,000 representing an imputed dividend although no shares were issued or cash paid. The imputed dividend charge relates to the discount feature associated with the Series B Convertible Preferred Stock computed in accordance with the SEC's recent position on accounting for preferred stock which is convertible at a discount to the market.

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

     CERAMIC STUDIO OPERATIONS

     Color Me Mine's net loss for the quarter ended March 31, 1997 amounted to $1,050,000 compared to break-even results for the quarter ended March 31, 1996. Revenues for the three month period ended March 31, 1997 were $721,000 compared to $271,000 for the three month period ended March 31, 1996, an increase of 166%. Sales for the quarter ended March 31, 1997 were produced by nine Color Me Mine ceramics studios owned and operated by the Company, two of which were open during the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY.   Total cash, cash equivalents and marketable securities at
March 31, 1997 amounted to $29.1 million. The Company has been expending cash resources to fund operations and to build new and remodeled Koo Koo Roo California Kitchen(TM) restaurants and Color Me Mine studios. The Company completed the construction of two restaurants during the quarter. As of March 31, 1997, there are five restaurants under construction which will require approximately $3.0 million to complete. Purchases of property, equipment and computer hardware and software together with costs for acquiring certain locations for the three months ended March 31, 1997 amounted to $3.3 million compared with $3.8 million during the same quarter last year.

     Corporate expenses for the development of the Koo Koo Roo California Kitchen and Color Me Mine concepts, real estate development and the infrastructure necessary to manage store growth have resulted, to date, in overall operating losses. The Company's strategy is to build sufficient new stores to generate positive overall operating cash flow as quickly as possible. This strategy requires acquisition and development of successful new sites, and while management has been successful in opening new Koo Koo Roo California Kitchen(TM) restaurants and Color Me Mine ceramics studios in the past, there can be no assurance that this success will continue in the future. At the present, Koo Koo Roo has more executed leases and active lease negotiations for new sites than at any previous time.

     CAPITAL RESOURCES. During the first quarter of 1997, the Company received $29.0 million before expenses of $2.2 million from the private placement of 290,000 shares of the Company's Series B Convertible Preferred Stock for $100 per share. The number of shares of Common Stock issuable in connection with such transactions is subject to adjustment and will depend upon factors which cannot be predicted by the Company at this time including, among other things, the future market price per share of the Common Stock and the conversion decisions of the holders of the Series A and B Convertible Preferred Stock.

     As of March 31, 1997, the Company has approximately $1.7 million of long-term notes and loans payable consisting of $100,000 assumed with the acquisition of Color Me Mine and $1.5 million in store-level debt financing. The store-level financing represents two loans secured by leasehold mortgages and first priority security interests in all of the furniture, fixtures and equipment at the Company's two joint venture locations in Florida. The loans are also guaranteed by the Company and its joint venture partner. The interest rate on the loans is equal to one percent over the base rate established by Citibank, N.A. from time to time. The loans mature in 2004.

     On March 21, 1997, the Company entered into a purchase agreement to acquire 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt as well as assumption of the related real property leases. The Company presently intends to finance the acquisition with cash on hand or with borrowings under a debt package which is presently being negotiated but is not yet committed. The Company deposited $1 million in escrow as a down payment. The deposit is carried in the accompanying balance sheet in the caption "investments in and advances to related entities."

     On April 10, 1997, the Company announced that its Board of Directors authorized a program to repurchase up to one million shares of the Company's common stock.

     The Company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues. The Company has also entered into sale-leaseback agreements for the Burbank and Aliso Viejo properties which are expected to generate approximately $2.8 million in cash for the Company in 1997. To date, the development and expansion of Color Me Mine has been financed by advances from Koo Koo Roo, Inc., which advances totaled approximately $5.1 million at March 31, 1997. The Company is considering various alternative strategies to finance the further growth of Color Me Mine, which may include future debt or equity financing by Color Me Mine as well as financing that may be provided by future joint venture partners and franchisees.

     The timing of future capital requirements will be affected by, among other things, the number of stores opened, operating results, real estate development, and potential other corporate opportunities. The Company plans to limit its joint venture activities and focus on franchise licensing internationally. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to joint venture and acquisition opportunities. Management believes that the Company's existing capital resources will be sufficient to fund its planned growth into 1998. In addition, the Company is seeking acquisitions suitable for conversion or co-locating with Koo Koo Roo California Kitchen(TM) restaurants which would accelerate the Company's growth and might require additional capital. The Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities.

     Many of the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations are forward looking and, among other things, comment on the prospects for the Company to grow rapidly and attain profitable operations. The Company has incurred net losses which have been increasing. Management presently anticipates that net losses will continue to be incurred for some time, but that the net loss will decrease during 1997 both in the aggregate and as a percentage of sales. The Company's current level of overhead contemplates more restaurants and ceramics studios than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors.

     The forward-looking statements and comments contained in this Report concerning, among other things, the prospects for the Company to grow rapidly and attain profitable operations, are necessarily subject to risks and uncertainties some of which are significant in scope and nature. Actual results will be dependent upon many factors the outcome of which cannot be predicted as of the date of this Report. In addition to the matters discussed herein, factors that should be considered are included under the caption "Business Risks" in the Company's most recent Form 10-K and "Risk Factors" in its most recent Form S-3, each of which has been filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.   LEGAL PROCEEDINGS.

          The Company has become subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. As of the date of this Report, management believes that there are no legal proceedings pending, the adverse resolution of which is expected to have a material adverse financial impact on the Company's consolidated financial position.

ITEM 2.   CHANGES IN SECURITIES.

          During the quarter ended March 31, 1997, the Company issued 290,000 shares of Series B Convertible Preferred Stock to accredited investors at a cash purchase price of $100 per share. Beginning May 28, 1997, each share of Series B Convertible Preferred Stock is convertible into the number of shares of the Company's Common Stock equal to the liquidation value of $100 per share of the Series B Convertible Preferred Stock divided by the market price per share of the Common Stock at the time of conversion, less a discount initially equal to 3% and increasing to 25% fourteen months after the date of issuance. Three years from the date of original issuance, all of the then outstanding shares of Series B Convertible Preferred stock will be automatically converted into shares of Common Stock at the then applicable conversion price. In connection with the private placement, the Company paid commissions to a placement agent equal to 6 3/4% of the gross proceeds received by the Company and the reimbursement of certain legal and accounting expenses and agreed to issue to the placement agent warrants to acquire 29,000 shares of Series B Convertible Preferred Stock at a purchase price of $100 per share. Such warrants were not issued during the quarter ended March 31, 1997. The shares of Series B Convertible Preferred Stock were issued pursuant to exemption from registration set forth in Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the "Securities Act")

          During the quarter ended March 31, 1997, the Company issued 26,633 shares of Common Stock to an accredited investor for the payment of fees in connection with the acquisition of a real property lease. The shares of Common Stock were issued pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act. The Company also issued 163,972 shares of Common Stock to accredited investors pursuant to an adjustment provision related to the original issuance of 450,000 shares of Common Stock to such investors during the year ended December 31, 1996. These shares of Common Stock were issued pursuant to exemption from registration set forth in Section 4(2) and Regulation D under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS - Exhibit No. 27, Financial Data Schedule

          (b)  FORM 8-K - filed during the quarter ended March 31, 1997.

               1) February 27, 1997 (Item 5) relating to the private placement of 290,000 share of Series B Convertible Preferred Stock.

               2) March 6, 1997 (Item 5) - relating to the Company's announcement that it had signed a letter of intent to acquire 14 Hamburger Hamlet Restaurants.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KOO KOO ROO, INC.



Date:   May 14, 1997                    /s/ KENNETH BERG
      -------------------------         -------------------------------
                                        KENNETH BERG,
                                        CHAIRMAN OF THE BOARD



Date:   May 14, 1997                    /s/ ROBERT KAUTZ
      -------------------------         -------------------------------
                                        ROBERT KAUTZ,
                                        CHIEF FINANCIAL OFFICER