Form 10-Q
period 1997-06-30
KOO KOO ROO INC/DE
filed 1997-08-14
CIK 878901

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________

                         Commission file number 0-1954

                               KOO KOO ROO, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                22-3132583
      -------------------------------               -------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)

        11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA  90025
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (310) 479-2080
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   [X]    No [ ]

          As of August 4, 1997, the registrant had issued and outstanding 23,455,694 shares of common stock, $.01 par value per share.

                                   FORM 10-Q
                                     INDEX

                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
     Condensed Consolidated Statements of Operations for the
     Three and Six Months Ended June 30, 1996 and 1997               3

     Condensed Consolidated Balance Sheets as of
     December 31, 1996 and June 30, 1997                             4

     Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1997                         5

     Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis
     of Financial Condition and Results of Operations               7-11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.                                         12

Item 2.   Changes in Securities.                                     12

Item 3.   Defaults Upon Senior Securities                            12

Item 4.   Submission of Matters to a Vote of Security Holders.       12

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                           13

Signatures                                                           14

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS


                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three              Three              Six               Six
                                                          Months Ended       Months Ended     Months Ended      Months Ended
                                                            June 30,           June 30,         June 30,          June 30,
                                                              1996               1997             1996              1997
                                                       ----------------   ----------------  ---------------   ---------------
Revenues:
Sales                                                     $ 8,661,890        $16,591,438      $16,019,263       $28,535,878
Interest and other                                            714,959            297,989          833,591           701,920
                                                          -----------        -----------      -----------       -----------
     Total revenues                                         9,376,849         16,889,427       16,852,854        29,237,798
Cost of sales                                               5,910,355         11,681,045       11,055,763        20,190,290
                                                          -----------        -----------      -----------       -----------
     Gross profit                                           3,466,494          5,208,382        5,797,091         9,047,508
Operating expenses                                          5,099,234          8,046,583        9,206,354        15,409,545
                                                          -----------        -----------      -----------       -----------
Loss before minority interest and joint ventures           (1,632,740)        (2,838,201)      (3,409,263)       (6,362,037)
Equity in net loss of joint ventures                              -             (203,303)             -            (338,303)
Minority share of net loss                                     37,301            144,394          111,256           308,583
                                                          -----------        -----------      -----------       -----------
     Net loss                                              (1,595,439)        (2,897,110)      (3,298,007)       (6,391,757)
Dividends on preferred stock                                 (375,000)          (629,895)             -          (1,067,756)
Deemed dividends on preferred stock                               -             (743,000)        (424,200)       (1,028,000)
                                                          -----------        -----------      -----------       -----------
Net loss applicable to common stockholders                $(1,970,439)       $(4,270,005)     $(3,722,207)      $(8,487,513)
                                                          ===========        ===========      ===========       ===========
Per Common Share:
Net loss                                                  $     (0.11)       $     (0.15)     $     (0.23)      $     (0.36)
Dividends on preferred stock                                    (0.02)             (0.07)           (0.03)            (0.12)
                                                          -----------        -----------      -----------       -----------
Net loss per common share                                 $     (0.13)       $     (0.22)     $     (0.26)      $     (0.48)
                                                          ===========        ===========      ===========       ===========
Weighted average number of common and
common equivalent shares                                   14,785,915         19,046,463       14,571,560        17,601,149
                                                          ===========        ===========      ===========       ===========

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  June 30,
                                                                December 31,        1997
                                                                    1996*        (Unaudited)
                                                               -------------     ------------
                             ASSETS

Current Assets:
   Cash and cash equivalents                                    $  4,591,318     $  9,209,670
   Marketable securities                                           5,220,452        4,684,127
   Receivables                                                     1,802,919        2,075,616
   Inventories                                                       814,830        1,266,508
   Prepaid expenses                                                  195,510          308,733
                                                                ------------     ------------
         Total current assets                                     12,625,029       17,544,654
Property and equipment                                            31,307,340       41,700,019
Investments in and advances to related entities                      461,623        1,626,073
Notes Receivable - Long term                                            -           1,685,916
Intangibles and other assets                                       5,378,095       11,760,356
                                                                ------------     ------------
                                                                $ 49,772,087     $ 74,317,018
                                                                ============     ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                             $  3,263,706     $  4,442,097
   Accrued payroll                                                   634,216          899,708
   Other accrued liabilities                                       1,398,634        2,300,270
   Current portion of long-term debt                                 220,166          493,698
                                                                ------------     ------------
         Total current liabilities                                 5,516,722        8,135,773
                                                                ------------     ------------
Notes and loans payable, long-term                                 1,475,089        1,870,520
                                                                ------------     ------------
Minority interest                                                    230,622               -
                                                                ------------     ------------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; 1,027,193 and  285,647 shares
    of Series A and 0 and 279,856 shares of Series B,
    Adjustable Convertible Preferred Stock issued and
    outstanding (aggregate liquidation preference $35,126,775)        10,272            5,655
  Common stock, $.01 par value, 50,000,000
    shares authorized; 15,933,822 and 22,674,734
    shares issued and outstanding                                    159,339          226,747
  Additional paid-in capital                                      73,623,089      104,003,175
  Accumulated deficit                                            (30,607,536)     (39,258,122)
  Treasury stock, 72,512 and 100,012 shares at cost                   (2,123)        (112,093)
  Common stock issued for unearned compensation                     (633,387)        (554,637)
                                                                ------------     ------------
         Total stockholders' equity                               42,549,654       64,310,725
                                                                ------------     ------------
                                                                $ 49,772,087     $ 74,317,018
                                                                ============     ============

* Derived from audited financial statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six              Six
                                                      Months Ended      Months Ended
                                                         June 30,          June 30,
                                                          1996              1997
                                                      ------------      ------------
Cash Flows From Operating Activities:
  Net loss                                            $ (3,298,007)     $ (6,391,757)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        1,780,306         2,730,440
    Minority interest in net loss                         (111,256)         (308,583)
    Loss/(Gain) on writeoff or sale of assets              278,285          (200,588)
    Common stock issued for expenses and other              75,750                -
    Changes in operating assets and liabilities:
      Inventories                                          (80,304)         (221,083)
      Prepaid expenses and other assets                   (303,067)         (113,223)
      Accounts payable                                     256,616           926,022
      Accrued expenses and other liabilities               194,472           545,986
                                                      ------------      ------------
          Net cash used in operating activities         (1,207,205)       (3,032,786)
                                                      ------------      ------------

Cash Flows From Investing Activities:
  Acquisition of property and equipment                 (8,284,720)       (7,423,477)
  Acquisition of Hamburger Hamlet                              -         (10,476,955)
  Purchase of marketable securities                     (6,847,666)       (9,350,130)
  Sale of marketable securities                          2,216,344         9,886,455
  Pre-opening costs                                       (657,607)         (761,363)
  Payments on note from sale of restaurant                     -             100,000
  Payments from sale/leaseback of store assets                 -           1,418,039
  Notes and loans to employees and others                      -            (658,613)
  Lease acquisition and other                             (709,579)          (74,871)
  Investments in and advances to related entities         (221,108)       (1,164,450)
                                                      ------------      ------------
          Net cash used in investing activities        (14,504,336)      (18,505,365)
                                                      ------------      ------------

Cash Flows From Financing Activities:
  Proceeds from private placements, net                 30,465,492        26,685,435
  Debt repayments                                              -            (201,927)
  Minority capital contributions                           268,414            75,622
  Preferred Stock Dividends                                (49,200)         (292,861)
  Repurchase of Common Stock                                   -            (109,970)
  Exercise of common stock options and warrants             72,562               204
                                                      ------------      ------------
          Net cash provided by financing activities     30,757,268        26,156,503
                                                      ------------      ------------
Net Increase in Cash and Cash Equivalents               15,045,727         4,618,352
Cash and Cash Equivalents, beginning of period           3,501,815         4,591,318
                                                      ------------      ------------
Cash and Cash Equivalents, end of period              $ 18,547,542      $  9,209,670
                                                      ============      ============

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

3. On May 19, 1997, the Company completed the acquisition of 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt and the related real property leases. Ten restaurants are located in California and four in the Washington, D.C. Beltway area. The Company financed the acquisition with cash on hand. The Company accounted for the acquisition using the purchase method of accounting.

4. During the quarter ended June 30, 1997, 653,224 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock (the "Series A Convertible Preferred Stock") were converted into 5,675,558 shares of the Company's Common Stock. In addition 10,144 shares of the Company's 6% Series B Adjustable Convertible Preferred Stock (the "Series B Convertible Preferred Stock") were converted into 227,551 shares of the Company's Common Stock.

5. During July 1997, the Company closed its sole restaurant located in Denver, Colorado.

6. In April 1997, the Company approved a plan for the repurchase of up to one million shares of the Company's Common Stock. During the quarter ending June 30, 1997 the Company repurchased 27,500 shares of Common Stock at an aggregate purchase price of approximately $110,000. The Company does not presently plan to acquire additional shares during 1997, although this determination is subject to change.

7. Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect the adoption of SFAS No. 129 to have a material effect on its financial position or results of operations.

8. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

9. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect on its financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER ENDED JUNE 30, 1997

     Koo Koo Roo, Inc. ("the Company") has begun implementation of a strategy refinement of its four operating entities as announced at its Annual Meeting in June 1997. These refinements will focus the Company's capital and operating resources on expansion of its Koo Koo Roo California Kitchen concept. In April, the Arrosto units were placed under the management of the Koo Koo Roo store managers via an intercompany license to reduce labor and operating costs in the units. At the same time, senior management at Color Me Mine was replaced and the strategy of Color Me Mine was changed to focus on franchising to accelerate corporate development and curtail capital requirements.

     In May, the Company acquired 14 full service restaurants from Hamburger Hamlet. Based on the historical performance of the acquired assets, this acquisition will improve cash flow in both the Los Angeles and Washington D.C. markets where ten and four of the acquired restaurants operate respectively. For the six weeks of Hamburger Hamlet operations included in the quarter ending June 30, 1997, the acquired operations contributed $113,000 in operating income after incremental overhead including the costs of relocating its corporate office into the offices of Color Me Mine. The Company has also implemented a test in the Sherman Oaks Hamburger Hamlet by offering a limited menu of Koo Koo Roo items; however, it is too early to assess the success of this program.

     In addition, Koo Koo Roo California Kitchen has developed a three prong real estate strategy to reduce capital requirements and gain operating efficiencies at the store level. This strategy includes its original 3,500 square foot prototype, a new 2,000 foot prototype designed to enable the Company to open stores in lower density areas, and a 700 to 1,000 square foot kiosk designed for airports, food courts and the lobbys of office buildings. The Company opened its first 750 square foot kiosk at National Airport in Washington, D.C. in July 1997.

     The Company signed eight leases for new Koo Koo Roo California Kitchen stores in the second quarter and three in the first half of July 1997. The Company ended the quarter with 41 opened or leased stores in total, 31 opened or leased in the Southern California market and an average of two stores opened or leased in each of its five other markets.

     As of August 7, 1997, the Company operated 46 restaurants, including four new restaurants opened during the quarter ended June 30, 1997 and 14 full service restaurants acquired from Hamburger Hamlet on May 19, 1997. On May 8, 1997, the first international Koo Koo Roo California Kitchen restaurant was opened in Toronto, Canada. A second restaurant was opened in Toronto on June 20, 1997. The Company is a 40% partner in the joint venture in Canada. In July 1997, the Company closed its sole restaurant located in Denver, Colorado due to a change in its strategy to focus growth in 1997 and 1998 on six markets: Northern and Southern California, New Jersey, New York, Washington D.C. and Florida.

     As of August 7, 1997, 26 Color Me Mine ceramics studios were open and operating, including 11 ceramics studios owned and operated by the Company, ten ceramic studios owned and operated by joint ventures and five franchised ceramics studios. Since April 1, 1997, Color Me Mine has sold 28 franchise units.



RESULTS OF OPERATIONS

     The Company incurred a net loss of $2,897,000 during the three months ended June 30, 1997 compared to a net loss of $1,595,000 for the quarter ended June 30, 1996. The net loss for the quarter included a loss of $622,000 attributable to Color Me Mine's operations compared to operating income of $164,000 for the quarter ending June 30, 1996.

     The net loss attributable to the restaurant operations was due in large part to the cost of the Company's corporate infrastructure which is designed to support a larger number of Koo Koo Roo restaurants than were opened, as well as to losses attributable to new markets. The Company's corporate overhead contemplates a greater number of stores and studios than are currently open and will support a greater rate of new development than is presently occurring. Management is addressing this imbalance through cost control efforts and an increase in lease signings which increases planned openings.

     Color Me Mine's new management team, which was put in place in April
1997, has significantly increased franchise sales and streamlined operations. The majority of its loss is attributable to management salaries, marketing materials, factory expansion and sales expenses associated with the development of Color Me Mine franchise sales and support programs. During the quarter ended June 30, 1997, the franchise sales effort was changed from a joint venture to a franchise format, the initial franchise fee was reduced from $30,000 to $15,000, and certain changes in management and reductions in overhead costs were implemented consistent with this new focus. During the quarter agreements for 28 franchise units were signed. As of June 30, 1997 Color Me Mine also had four signed letters of intent representing up to 145 franchise units outside the United States; however, there can be no assurance that these letters of intent will result in definitive franchise agreements.

QUARTER TO QUARTER COMPARISON

RESTAURANT OPERATIONS

     Restaurant sales were $15,949,000 in the current quarter compared to $8,378,000 in the same period of the prior year, an increase of 90.4%. Sales for the current quarter were produced by 31 Koo Koo Roo restaurants and 14 Hamburger Hamlet restaurants, compared to 21 Koo Koo Roo California Kitchen restaurants in same quarter of the prior year. Sales related to Hamburger Hamlet were generated from six weeks of operations during the quarter and amounted to $3,443,000, approximately 20% of total restaurant sales. Four new Koo Koo Roo California Kitchen restaurants were opened during the current quarter in Aliso Viejo and Laguna Hills, California, Falls Church, Virginia and Westfield, New Jersey. Average same store sales for the 14 mature Koo Koo Roo restaurants (which are those open more than 18 months) increased 1.6%.

     Interest and other revenues for the current quarter includes $347,000 in interest income, offset by $88,000 in interest expense. During the prior year's quarter, the Company received $379,000 in interest income. Interest income resulted from the investment of the net proceeds (approximately $26.7 million) received from the private placement of the Company's Series B Convertible Preferred Stock which occurred in February 1997. Interest expense relates to equipment financing for the two Florida joint venture restaurants and a secured promissory note in connection with the purchase of a land parcel for the Burbank, California location.

     Cost of sales were $11,079,000 in the current quarter compared to $5,821,000 in the same period of the prior year. These costs were flat compared to the same period of the prior year. Gross profit for the quarters ended
June 30, 1997 and June 30, 1996, as a percentage of sales, was 30.5%.

     Operating expenses amounted to $7,216,000 in the current quarter compared to $4,581,000 in the same quarter of the prior year. Operating expenses as a percentage of revenues decreased to 45.2% from 54.7% in the same quarter of the prior year. This 9.5 point improvement is due to efficiencies achieved with increased sales from additional locations opened since the end of the second quarter of 1996 and sales generated by the 14 Hamburger Hamlet restaurants acquired during the current quarter. Occupancy costs increased approximately $554,000 due to new Koo Koo Roo California Kitchen store openings and to six weeks of occupancy costs associated with the operation of Hamburger Hamlet. Depreciation and amortization increased by $244,000 due to additional store openings since the end of the second quarter of 1996 and to the acquisition of the Hamburger Hamlet restaurants.

     The Company accrued a quarterly dividend to the holders of its Series A Convertible Preferred Stock amounting to $88,000, which was paid in cash in July 1997. In addition the Company issued Common Stock valued at $121,000 in payment of dividends related to Series A Convertible Preferred Stock conversions during the quarter. The Company also accrued non-cash dividends on its Series B Convertible Preferred Stock, in the amount of $421,000 representing the value of additional shares of Series B Convertible Preferred Stock payable as a dividend in kind on August 1, 1997 and $1.0 million representing an imputed dividend on the Series B Convertible Preferred Stock although no shares were issued or cash paid. The imputed dividend charge relates to the discount feature associated with the Series B Convertible Preferred Stock computed in accordance with the SEC's recent position on accounting for preferred stock which is convertible at a discount to the market. The Company has the option of paying the dividends on the Series A and Series B Convertible Preferred Stock in cash or in shares of Common Stock for the Series A Convertible Preferred Stock or in additional shares of Series B Convertible Preferred Stock for the Series B Convertible Preferred Stock.

     The Company's present expansion plans contemplate a number of new store openings during the balance of 1997 and into 1998. In connection with new store openings, pre-opening costs (such as training of new employees and various site costs) are capitalized until the store is opened at which time they are amortized on a straight-line basis over the first twelve months of operations. Pre-opening amortization and equipment and leasehold depreciation is expected to increase as a result of an increase in store openings.

CERAMIC STUDIO OPERATIONS

     Revenues were $790,000 in the quarter ended June 30, 1997 compared to $548,000 in the quarter ended June 30, 1996. Sales for the quarter ended June 30, 1997 were produced by 10 Color Me Mine ceramics studios owned and operated by the Company compared to four ceramics studios owned and operated by the Company during the quarter ended June 30, 1996. Franchise fees and royalties for the quarter ended June 30, 1997 were $148,000 compared to $264,000 for the quarter ended June 30, 1996.

     Color Me Mine's net loss for the quarter ended June 30, 1997 amounted to $662,000 compared to operating income of $164,000 for the quarter ending June 30, 1996. The current quarter loss was incurred at a declining rate during the quarter and management expects continued improvement in its financial performance during the third quarter due to the opening of signed franchise studios and the results of cost control efforts.

SIX MONTH COMPARISON

     RESTAURANT OPERATIONS

     Restaurant sales were $27,173,000 for the six months ended June 30, 1997 compared to $15,464,000 for the same period of the prior year, an increase of 75.7%. Sales for the six months were produced by 32 Koo Koo Roo restaurants and 14 Hamburger Hamlet restaurants which were operating during the six months ended June 30, 1997, compared to 21 stores open for the six months ended June 30, 1996. Six new restaurants were opened during the current year in Burbank, West Hollywood, Aliso Viejo and Laguna Hills, California, Westfield, New Jersey and Falls Church, Virginia.

     Interest and other revenues for the current year includes $556,000 in interest income offset by $127,000 in interest expense and a gain of approximately $200,000 on the sale of the restaurant assets located in the Taj Mahal Hotel and Casino in Atlantic City, New Jersey. During the prior year, the Company received $463,000 in interest income.

     Cost of sales were $19,199,000 for the current year compared to $10,806,000 for the same period of the prior year. These costs increased to 70.7% of sales compared to 69.9% in the same period of the prior year. As a result, gross profit for the six months ended June 30, 1997, as a percentage of revenues, decreased to 29.3% compared with 30.1% in the same period of the prior year.

     Operating expenses amounted to $13,171,000 for the current year compared to $8,504,000 for the prior year. Operating expenses as a percentage of sales decreased to 48.5% from 55.0% in the same period of the prior year.
This decrease was primarily due to the Company's increased sales resulting from the additional locations opened since June 30, 1996 and the addition of 14 Hamburger Hamlet restaurants late in the second quarter. Occupancy costs increased by approximately $874,000 due to new store openings and the addition of 14 Hamburger Hamlet restaurants. Depreciation and amortization increased by $689,000 due to additional store openings since the end of the first quarter of 1996.

CERAMIC STUDIO OPERATIONS

     Revenues for the six month period ended June 30, 1997 were $1.5 million compared to $828,000 for the six month period ended June 30, 1996. Franchise and royalty revenues for the six month period ended June 30, 1997 were $174,000 compared to $273,000 for the six month period ended June 30, 1996.

     Color Me Mine's net loss for the six months ended June 30, 1997 amounted to $1,712,000 compared to operating income of $134,000 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY.

     Total cash, cash equivalents and marketable securities at June 30, 1997 amounted to $13.9 million. The Company has been expending cash resources to fund operations and to build new and remodeled Koo Koo Roo California Kitchen restaurants and Color Me Mine Studios. The Company completed the construction of four restaurants during the quarter. As oF June 30, 1997, there was one restaurant under construction which will require approximately $156,000 to complete. Purchases of property, equipment and computer hardware and software together with costs for acquiring certain locations for the six months ended June 30, 1997 amounted to $7.4 million compared with $8.3 million during the same period of the prior year.

     Corporate expenses for the development of the Koo Koo Roo California Kitchen and Color Me Mine concepts, real estate development and the infrastructure necessary to manage store growth have resulted, to date, in overall operating losses. The Company's strategy is to control growth of overhead expenses and build a sufficient number of new stores to generate positive overall operating cash flow as quickly as possible. This strategy requires acquisition and development of successful new sites, and while management has been successful in opening new Koo Koo Roo California Kitchen restaurants in the past, there can be no assurance that this success will continue in the future.

     CAPITAL RESOURCES

     As of June 30, 1997, the Company has approximately $2.3 million of long-term notes and loans payable consisting of $100,000 assumed with the acquisition of Color Me Mine, $250,000 assumed with the acquisition of Hamburger Hamlet, $620,000 assumed in connection with a restaurant land purchase and $1.4 million in store-level debt financing. The store-level financing represents two loans secured by leasehold mortgages and first priority security interests in all of the furniture, fixtures and equipment at the Company's two joint venture locations in Florida. The loans are also guaranteed by the Company and its joint venture partner. The interest rate on the loans is equal to one percent over the base rate established by Citibank, N.A. from time to time. The loans mature in 2004.

     On May 19, 1997, the Company completed the acquisition of 14 Hamburger Hamlet restaurants for a total consideration consisting of $9.7 million in cash, 150,000 shares of restricted common stock and assumption of $250,000 in debt and the related real property leases. Ten restaurants are located in California and four in the Washington, D.C. Beltway area. In certain of the acquired locations, the Company will test market a menu insert profiling Koo Koo Roo California Kitchen(TM) and offering selected Koo Koo Roo California Kitchen menu items in the full service Hamburger Hamlet restaurants. The Company financed the acquisition with cash on hand. The Company accounted for the acquisition using the purchase method of accounting.

     On April 10, 1997, the Company announced that its Board of Directors authorized a program to repurchase up to one million shares of the Company's common stock at a time when the stock was priced on Nasdaq at less than $4.00 per share. Subsequently, the Company's stock price has returned to more stable prices. During that time, the Company repurchased 27,500 shares of Common Stock for an aggregate consideration of approximately $110,000. The repurchase program does not obligate the Company to acquire any particular amount of Common Stock and the program may be suspended at any time at the Company's discretion.

     On August 12, 1997 the Company executed a binding agreement related to the issuance of $12 million in senior notes due 2000 to an institutional investor in a private placement. The notes carry an interest rate of 13% payable quarterly commencing November 15, 1997 and include attached five-year warrants to purchase 330,000 shares of the Company's Common Stock at a price of $6.0281 per share. A mandatory repayment of $2.5 million of the senior notes will be due 18 months after issuance and the holder will have the right to require the repurchase of the senior notes upon the completion by the Company of equity or mezzanine financings of more than $20 million, or upon a change in control of the Company. The Company is required to file a shelf registration for the shares of common stock issuable upon exercise of the warrants within 270 days of closing. The investors received a $300,000 commitment fee. The placement agents will receive a $300,000 placement fee and warrants to purchase 60,000 shares of the Company's Common Stock at a price equal to the closing price on the date of the closing of the financing. The funding of the loan is expected to occur on August 28, 1997.

     The Company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues. The Company has also entered into sale-leaseback agreements for the Burbank and Aliso Viejo properties. The Burbank sale and leaseback was completed in May of 1997 and the Company received $1.4 million in proceeds. The Aliso Viejo sale and leaseback was completed in August 1997 and the Company received $1.4 million in proceeds. To date, the development and expansion of Color Me Mine has been financed by advances from Koo Koo Roo, Inc., such advances totaled approximately $7.4 million at June 30, 1997. The Company expects minimal additional capital requirements at Color Me Mine based on its franchise sales strategy. The Company is also considering various alternative strategies to finance the further growth of Color Me Mine, which may include future financing by Color Me Mine as well as financing that may be provided by future joint venture partners and franchisees.

     The timing of future capital requirements will be affected by, among other things, the number of stores opened, operating results, real estate development, and potential other corporate opportunities. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to joint venture, acquisition and strategic development opportunities. Management believes that the Company's existing capital resources, including the senior notes, will be sufficient to fund its planned growth into 1998. In addition, the Company is seeking acquisitions suitable for conversion or co-locating with Koo Koo Roo California Kitchen restaurants which would accelerate the Company's growth and might require additional capital. The Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities. There can be no assurance that the necessary additional capital will be available to the Company on favorable terms or at all.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     Many of the statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking and, among other things, comment on the prospects for the Company to grow rapidly and
attain profitable operations.   The Company has incurred net losses which have
been increasing as compared to prior years.   Management presently anticipates
that net losses will continue to be incurred for some time, but that the net loss will decrease during 1997 both in the aggregate and as a percentage of sales. The Company's current level of overhead contemplates more restaurants and ceramics studios than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, capital availability, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors.

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

ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended June 30, 1997 the Company issued 150,000 shares of Common Stock to Hamburger Hamlet in connection with the purchase of 14 restaurants. Such shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In addition, during the quarter ended June 30, 1997 the Company issued 5,675,558 shares of Common Stock in exchange for 653,224 shares of Series A Convertible Preferred Stock and 227,551 shares of Common Stock in exchange for 10,144 shares of Series B Convertible Preferred Stock. Such shares of Common Stock were issued in reliance upon the exemption from registration provided in
Section 3(a)(9) of the Act. See Note 4 to the Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of shareholders was held on June 17, 1997, at which:

               (i)    The following nine individuals were elected as Directors

                                                     VOTES
                                          FOR       AGAINST   ABSTENTIONS
                                       ----------   -------   -----------
               Kenneth Berg            13,508,011    63,750     296,114
               Robert F. Kautz         13,529,211    42,550     274,914
               John S. Kaufman         13,560,311    11,450     243,814
               Michael D. Mooslin      13,521,636    50,125     282,489
               Morton J. Wall          13,530,036    41,725     274,089
               Kory L. Berg            13,543,962    27,799     260,163
               Mel Harris              13,559,611    12,150     244,514
               Lee Iacocca             13,558,637    13,124     245,488
               Don Wohl                13,536,661    35,100     267,464

               (ii) The Stockholders ratified the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1997 with an affirmative vote of 13,641,115. There were 75,697 negative votes cast and 87,313 abstentions.

         (b) A special meeting of shareholders was held on April 17, 1997, at which the Stockholders approved a resolution to reserve for issuance all shares of Common Stock issuable upon the conversion of the Company's 6% Adjustable Convertible Preferred Stock issued in a February 1997 private placement, as dividends thereon and in respect of related placement agent warrants, which received an affirmative vote of 8,736,815. There were 317,566 negative votes and 89,039 abstentions.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS - Exhibit No. 27, Financial Data Schedule

         (B)   Form 8-k -Filed during the quarter ended June 30, 1997.

               1) April 10, 1997 (Item 5) relating to the program to repurchase up to one million shares of the Company's Common Stock.

               2) May 2, 1997 (Item 5) relating to shareholder approval of a reserve for the issuance of shares of the Company's Common Stock issuable upon the conversion of the Company's
                      Series B 6% Adjustable Convertible Stock issued in February, 1997, and related transactions.

               3) May 19, 1997 (Item 5) relating to the acquisition of 14 Hamburger Hamlet Restaurants.

               4) June 17, 1997 (Item 5) relating to the Company's press release regarding its annual meeting of shareholders.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KOO KOO ROO, INC.



Date:  August 11, 1997                   /s/ KENNETH BERG
      ---------------------------        ------------------------
                                         KENNETH BERG,
                                         CHAIRMAN OF THE BOARD



Date:  August 11, 1997                  /s/ ROBERT F. KAUTZ
      ------------------------          -------------------------
                                        ROBERT F. KAUTZ,
                                        CHIEF FINANCIAL OFFICER