Form 10-Q
period 1997-09-30
KOO KOO ROO INC/DE
filed 1997-11-14
CIK 878901

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---------
              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ___________
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                   to

                         Commission file number 0-1954

                               KOO KOO ROO, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                            22-3132583
           -----------------------                  --------------
       (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

      11075 Santa Monica Boulevard, Suite 225, Los Angeles, CA    90025
      -----------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

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

                                                Yes    X     No
                                                    -------     ----

          As of November 1, 1997, the registrant had issued and outstanding 23,979,585 shares of common stock, $.01 par value per share.

                                   FORM 10-Q
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                      PAGE NO.

Item 1.  Financial Statements:
   Condensed Consolidated Statements of Operations for the
   Three and Nine Months Ended September 30, 1996 and 1997                                              3

   Condensed Consolidated Balance Sheets as of
   December 31, 1996 and September 30, 1997                                                             4

   Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1996 and 1997                                                        5

   Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations                                                    7-11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                             12

Item 2.  Changes in Securities.                                                                         12

Item 3.  Defaults Upon Senior Securities.                                                               12

Item 4.  Submission of Matters to a Vote of Security Holders.                                           12

Item 5.  Other Information                                                                              12

Item 6.  Exhibits and Reports on Form 8-K                                                               13

Signatures                                                                                              14

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three            Three          Nine             Nine
                                                          Months Ended    Months Ended    Months Ended    Months Ended
                                                          September 30,   September 30,   September 30,   September 30,
                                                              1996            1997            1996            1997
                                                          -------------   -------------   -------------   -------------
Revenues:

Sales                                                      $10,206,588     $21,453,275     $26,225,851    $ 49,989,153

Interest and other                                             473,046         475,169       1,306,635       1,304,255
                                                           -----------     -----------     -----------     -----------

     Total revenues                                         10,679,634      21,928,444      27,532,486      51,293,408

Cost of sales                                                7,110,712      14,737,250      18,166,475      34,927,540
                                                           -----------     -----------     -----------     -----------

     Gross profit                                            3,568,922       7,191,194       9,366,011      16,365,868

Operating expenses                                           6,224,710      15,813,006      15,431,064      31,222,551

Interest Expense                                                12,127         227,661          12,127         354,827
                                                           -----------     -----------     -----------     -----------

Loss before minority interest and joint ventures            (2,667,915)     (8,849,473)     (6,077,180)    (15,211,510)

Equity in net loss of joint ventures                                -         (258,375)             -         (596,678)

Minority share of net loss                                     143,107         211,999         254,363         520,582
                                                           -----------     -----------     -----------     -----------

     Net loss                                               (2,524,808)     (8,895,849)     (5,822,817)    (15,287,606)

Dividends on preferred stock                                  (355,982)       (472,558)       (780,182)     (1,540,314)

Deemed dividends on preferred stock                                 -         (391,000)             -       (1,419,000)
                                                           -----------     -----------     -----------     -----------

Net loss applicable to common stockholders                 $(2,880,790)    $(9,759,407)    $(6,602,999)    (18,246,920)
                                                           ===========     ===========     ===========     ===========

Per Common Share:

Net loss                                                   $     (0.17)    $     (0.38)    $     (0.40)   $      (0.78)

Dividends on preferred stock                                     (0.02)          (0.04)          (0.05)          (0.15)
                                                           -----------     -----------     -----------     -----------

Net loss per common share                                  $     (0.19)    $     (0.42)    $     (0.45)   $      (0.93)
                                                           ===========     ===========     ===========     ===========
Weighted average number of common and
common equivalent shares                                    14,921,561      23,405,917      14,688,227      19,536,072
                                                           ===========     ===========     ===========     ===========

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,
                                                                          December 31,        1997
                            ASSETS                                           1996 *        (Unaudited)
                                                                         -------------    -------------
Current Assets:
   Cash and cash equivalents                                             $  4,591,318    $ 13,801,463
   Marketable securities                                                    5,220,452       5,642,350
   Receivables                                                              1,802,919       2,403,397
   Inventories                                                                814,830       1,342,408
   Prepaid expenses                                                           195,510         617,865
                                                                         ------------    ------------

     Total current assets                                                  12,625,029      23,807,483

Property and equipment                                                     31,307,340      40,734,946

Investments in and advances to related entities                               461,623       2,427,152

Notes Receivable - Long-term                                                     -          1,099,267

Intangibles and other assets                                                5,378,095      11,859,206
                                                                         ------------    ------------

                                                                         $ 49,772,087    $ 79,928,054
                                                                        =============    ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                      $  3,263,706    $  4,490,561
   Accrued payroll                                                            634,216       1,943,893
   Other accrued liabilities                                                1,398,634       3,301,336
   Current portion of long-term debt                                          220,166         311,321
                                                                         ------------    ------------

     Total current liabilities                                              5,516,722      10,047,111
                                                                         ------------    ------------

Notes and loans payable, long-term                                          1,475,089      13,542,497
                                                                         ------------    ------------

Minority interest                                                             230,622         192,392
                                                                         ------------    ------------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; 1,027,193 and  217,618 shares
    of Series A and 0 and 272,715 shares of Series B,
    Adjustable Convertible Preferred Stock issued and outstanding
    (aggregate liquidation preference $25,680,000 and $32,711,95               10,272           4,903
  Common stock, $.01 par value, 50,000,000
    shares authorized; 15,933,822 and 23,736,141
    shares issued and outstanding                                             159,339         237,362
  Additional paid-in capital                                               73,623,089     105,385,600
  Accumulated deficit                                                     (30,607,536)    (48,854,456)
  Treasury stock, 72,512 and 100,012 shares at cost                            (2,123)       (112,093)
  Common stock issued for unearned compensation                              (633,387)       (515,262)
                                                                         ------------    ------------

     Total stockholders' equity                                            42,549,654      56,146,054
                                                                         ------------    ------------

                                                                         $ 49,772,087    $ 79,928,054
                                                                         ============    ============

  * Derived from audited financial statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Nine             Nine
                                                                    Months Ended     Months Ended
                                                                   September 30,    September 30,
                                                                        1996              1997
                                                                   -------------    -------------
Cash Flows From Operating Activities:
  Net loss                                                         $ (5,822,817)    $(15,287,606)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                     2,862,333        4,472,821
    Minority interest in net loss                                      (254,363)        (520,582)
    Loss on writeoff or sale of assets                                  314,011        2,891,050
    Common stock issued for expenses and other                          132,499              -
    Changes in operating assets and liabilities:
      Inventories                                                      (267,352)        (296,983)
      Prepaid expenses and other assets                                (311,787)        (403,222)
      Accounts payable                                                  640,921       (1,123,014)
      Accrued expenses and other liabilities                            939,775       (2,448,450)
                                                                   ------------     ------------

          Net cash used in operating activities                      (1,766,780)      (5,573,058)
                                                                   ------------     ------------

Cash Flows From Investing Activities:
  Acquisition of property and equipment                             (13,697,701)     (11,380,152)
  Acquisition of Hamburger Hamlet                                           -        (10,476,955)
  Purchase of marketable securities                                 (12,344,165)     (12,714,777)
  Sale of marketable securities                                       6,822,430       12,292,880
  Pre-opening costs                                                  (1,195,694)        (759,718)
  Payments on notes receivable                                              -            903,333
  Proceeds from sale/leaseback of store assets, net                         -          1,983,576
  Notes and loans to employees and others                              (638,770)        (753,078)
  Lease acquisition and other                                        (1,337,537)        (298,109)
  Investments in and advances to related entities                      (240,791)      (1,835,942)
                                                                   ------------     ------------

          Net cash used in investing activities                     (22,632,228)     (23,038,942)
                                                                   ------------     ------------

Cash Flows From Financing Activities:
  Proceeds from private placements, net                              30,435,484       26,632,393
  Net loan proceeds                                                   1,600,000       11,755,756
  Debt repayments                                                       (24,056)        (174,994)
  Minority capital contributions (distributions)                        (65,515)         102,765
  Preferred Stock Dividends                                             (49,200)        (383,809)
  Repurchase of Common Stock                                                -           (109,970)
  Exercise of common stock options and warrants                         380,143                5
                                                                   ------------     ------------

          Net cash provided by financing activities                  32,276,856       37,822,146
                                                                   ------------     ------------

Net Increase in Cash and Cash Equivalents                             7,877,848        9,210,146

Cash and Cash Equivalents, beginning of period                        3,501,815        4,591,318
                                                                   ------------     ------------

Cash and Cash Equivalents, end of period                            $11,379,663     $ 13,801,464
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

3. During the quarter ended September 30, 1997 the Company approved a 1997 Stock Option Plan for Restaurant Employees and Management. The plan authorizes the issuance of options to purchase a maximum of 750,000 shares of the Company's Common Stock.

4. During the quarter ended September 30, 1997, the Company approved a Section 401(k) Plan which permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code of 1996, as amended (the "Code"). The employees's elective deferrals are immediately vested and non-forfeitable upon contribution to the Section 401(k) Plan. Employee deferrals may be invested, at each employee's option, in one or all of certain publicly traded mutual funds, guaranteed interest rate contracts or shares of the Company's Common Stock. The Company currently does not intend to make matching contributions to the Section 401(k) Plan; however, it reserves the right to do so in the future. The Section 401 (k) Plan is effective November 1, 1997.

5. During the quarter ended September 30, 1997, 68,029 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock (the "Series A Convertible Preferred Stock") were converted into 447,828 shares of the Company's Common Stock. In addition 14,010 shares of the Company's 6% Series B Adjustable Convertible Preferred Stock (the "Series B Convertible Preferred Stock") were converted into 270,819 shares of the Company's Common Stock.

6. During the quarter ended September 30, 1997, the Company decided to exit three markets: Colorado, New York and New Jersey. In connection with this decision the Company closed its only restaurant in Colorado in July 1997 and its only restaurants located in New York and New Jersey in early October 1997. The Company also closed its only restaurant in Los Angeles which did not conform to the California Kitchen restaurant design. The charge related to these closings was $2.7 million and is included in operating expenses on the accompanying statement of operations.

7. In April 1997, the Company approved a plan for the repurchase of up to one million shares of the Company's Common Stock. During the quarter ending September 30, 1997 the Company did not repurchase any shares of Common Stock.

8. On July 31, 1997, the Canadian joint venture in which the Company is a partner completed a $5 million private placement which reduced the Company's interest in the Canadian partnership to 28.4% from 40%.

9. On August 12, 1997, the Company executed a binding agreement related to the issuance of $12 million in Senior Notes due 2000 (the "Senior Notes") to an institutional investor in a private placement. The notes carry an interest rate of 13% payable quarterly commencing November 15, 1997 and include attached five-year warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. A mandatory prepayment of $2.5 million of the Senior Notes will be due 18 months after issuance and the holder will have the right to require the repurchase of the Senior Notes upon the completion by the Company of any equity or mezzanine financings of more than $20 million, or upon a change in control of the Company. The Company is required to file a shelf registration statement for the shares of Common Stock issuable upon exercise of the warrants on or before May 25, 1998. The holders of teh Senior Notes received a $300,000 commitment fee and the placement agents received a $300,000 placement fee and warrants to purchase 60,000 shares of the Company's Common Stock at $5.375 per share. The funding of the loan occurred on August 28, 1997.

10. As of September 30, 1997 cash and cash equivalents included $500,000 in restricted cash associated with a $500,000 line of credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

    Koo Koo Roo, Inc. (the "Company") will be concentrating growth of its Koo Koo Roo California Kitchen concept in California, Las Vegas, Nevada, the Washington D.C. Beltway area and Florida, where it has multiple stores or multiple stores planned. By concentrating its financial and human resources in four areas it has multiple stores open or planned, the Company believes it can improve its financial results with higher sales and restaurant operating profit and containment of overhead costs required to manage these markets.

    In September 1997, the Company streamlined its corporate structure and eliminated a substantial number of corporate jobs which included consolidating Hamburger Hamlet's corporate office with the Company's corporate headquarters located in Los Angeles, California.

    The Company began executing its three prong real estate strategy to reduce capital requirements and gain operating efficiencies at the store level with the opening of its first 750 square foot kiosk at National Airport in Washington, D.C. in July 1997. In October the Company also opened its first 2,000 square foot prototype store in Torrance, California. The 2,000 square foot prototype store has a smaller, more efficient kitchen and approximately 50 seats and is designed to enable the Company to open stores at a lower cost in areas with lower population density. These two new formats are in addition to the larger, original 3,500 square foot Koo Koo Roo California Kitchen design.

    The Company signed nine leases for new Koo Koo Roo California Kitchen stores in the third quarter and the Company ended the quarter with 46 opened or leased stores in total, 34 opened or leased in the Southern California market and an average of three stores opened or leased in each of its other markets. Two stores were closed and two stores were opened subsequent to September 30, 1997. As of November 7, 1997, the Company operated 45 restaurants, including 14 Hamburger Hamlets and one new Koo Koo Roo California Kitchen restaurant opened during the quarter ended September 30, 1997.

    As of November 7, 1997, the Company's Canadian joint venture partner operated two restaurants in Toronto, Ontario. An additional location in Toronto is scheduled to open in December 1997. Leases for three additional locations in Toronto, Ontario have been executed.

    Senior management at the Company's Color Me Mine subsidiary continues its focus on franchising to accelerate corporate development and curtail capital requirements. Also during the third quarter, the corporate offices of Color Me Mine were relocated to its existing bisquareware factory located in Van Nuys, California. The Company continues to investigate strategies that may lead to the recapitalization, sale, spin-off or other restructuring of its interest in Color Me Mine.

    As of October 26, 1997, 33 Color Me Mine ceramics studios were open and operating, including 11 ceramics studios owned and operated by the Company, ten ceramic studios owned and operated by joint ventures and 12 franchised ceramics studios. Since April 1, 1997, Color Me Mine has sold and received partial or complete payment for 46 franchise units.

    The Company has also renewed its retainer agreement with F.M. Roberts & Co. for strategic counsel. Compensation has been restructured from a cash retainer to contingent fees.

RESULTS OF OPERATIONS

    The Company incurred a net loss of $8,896,000 during the three months ended September 30, 1997 compared to a net loss of $2,525,000 for the quarter ended September 30, 1996.

    The net loss includes one time charges of $4.56 million associated with restaurant operations and $460,000 associated with Color Me Mine. Restaurant operations included a $2.7 million charge related to the decision during the third quarter to close four restaurants, $330,000 related to streamlining its corporate structure, $435,000 in preopening training costs related to delayed store openings and attrition, $300,000 in reserves and write-offs related to restaurant receivables and certain delinquent loans associated with former employees, $250,000 in reserves for contract and legal settlements, $172,000 to reduce the Company's investment in its two Florida joint venture partnerships, $100,000 in site survey costs related to potential sites which were abandoned and $278,000 associated with miscellaneous other reserves. The net loss for the quarter, exclusive of one time charges included $3.47 million related to restaurants, including $290,000 in losses related to stores that are now closed, and $400,000 related to Color Me Mine. These losses are attributable to the cost of the Company's corporate infrastructure which is designed to support a larger number of Koo Koo Roo restaurants than were opened, losses attributable to markets which the Company decided to exit in the third quarter and to new markets which the Company continues to develop and to the cost of developing new products and operating systems designed to lower restaurant operating costs. The Company's corporate overhead contemplates a greater number of stores than are currently open and will support a greater rate of new development than is presently occurring. Management is addressing this imbalance through cost control efforts including the streamlining of overhead and an increase in lease signings which increases planned openings.

    Color Me Mine's new management team, which was put in place in April 1997, continues to increase franchise sales and streamline operations. The majority of its loss is attributable to management salaries, marketing materials, new product development, factory expansion, corporate office relocation and sales expenses associated with the development of Color Me Mine franchise sales and support programs. During the quarter, agreements for 18 franchise units were signed. As of September 30, 1997 Color Me Mine also had four signed letters of intent representing up to 145 franchise units outside the United States; however, there can be no assurance that these letters of intent will result in definitive franchise agreements.

QUARTER-TO-QUARTER COMPARISON

RESTAURANT OPERATIONS
---------------------

    Restaurant sales were $20,591,000 in the current quarter compared to $9,794,000 in the same period of the prior year, an increase of 110%. Sales for the current quarter were produced by 33 Koo Koo Roo restaurants and 14 Hamburger Hamlet restaurants, compared to 24 Koo Koo Roo California Kitchen restaurants in same quarter of the prior year. Hamburger Hamlet sales during the quarter amounted to $7,299,000, approximately 35% of total restaurant sales. One new Koo Koo Roo California Kitchen restaurant was opened during the current quarter in National Airport, Washington, D.C. Average same store sales for the 17 mature Koo Koo Roo restaurants (which are those open more than 18 months) increased 5.5%.

    During the quarter the Company closed two locations and scheduled the closing of two additional locations resulting in a $2.7 million charge for these store closings.

    Other income for the current quarter includes $215,000 in interest income. During the prior year's quarter, the Company received $346,000 in interest income. Interest income resulted from the investment of the net proceeds (approximately $26.7 million) received from the private placement of the Company's Series B Convertible Preferred Stock which occurred in February 1997 as well as interest income from the investment of the net proceeds (approximately $11.3 million) received from the private placement of $12 million in Senior Notes in August 1997.

    Cost of sales were $14,107,000 in the current quarter compared to $6,877,000 in the same period of the prior year. As a percent of sales costs were flat for Koo Koo Roo restaurants compared to the same period of the prior year. Combined restaurant cost of sales, which includes Hamburger Hamlet, were 68.5% of sales for the current quarter compared to 70.2% in the same period of the prior year, an improvement of 1.7 points. As a result, gross profit as a percentage of sales increased to 31.5% for the current quarter compared to 29.8% in the same period of the prior year.

    Operating expenses for combined restaurant operations amounted to $14,708,000 in the current quarter compared to $5,837,000 in the prior year quarter. Operating expenses as a percentage of sales increased to 71.4% from 59.6% in the same quarter of the prior year an increase of 11.8 points. This increase is due to a $2.7 million charge related to closing four restaurants and $1.9 million of other one-time charges (see "Results of Operations"). Occupancy costs for the current quarter increased approximately $995,000 over the prior-year quarter due to new Koo Koo Roo California Kitchen store openings and occupancy costs associated with the operation of the Hamburger Hamlet restaurants. Occupancy costs as a percent of sales increased to 8.7% for the current quarter compared to 8.1% for the same quarter of the prior year. Depreciation and amortization increased by $484,000 due to eight additional store openings since the end of the second quarter of 1996 and to the acquisition of the Hamburger Hamlet restaurants.

    Interest expense of $228,000 for the current quarter relates to equipment and leasehold financing for the two Florida joint venture restaurants and to the $12 million in Senior Notes.

    The Company paid a non-cash quarterly dividend to the holders of its Series A Convertible Preferred Stock amounting to $69,000 in 14,018 shares of the Company's Common Stock on September 30, 1997. In addition the Company issued 6,869 shares of its 6% Convertible Preferred Stock valued at $689,000 and $4,000 in cash in payment of its dividend payable on August 1, 1997 to Series B Convertible Preferred Stockholders during the quarter. The Company also accrued non-cash dividends on its Series B Convertible Preferred Stock in the amount of $227,000 representing the value of dividends payable on November 1, 1997 and $391,000 for the quarter representing an imputed dividend on the Series B Convertible Preferred Stock although no shares were issued or cash paid. The imputed dividend charge relates to the discount feature associated with the Series B Convertible Preferred Stock computed in accordance with the SEC's recent position on accounting for preferred stock which is convertible at a discount to the market. The Company has the option of paying the dividends on the Series A and Series B Convertible Preferred Stock in cash or in shares of shares of Common Stock for the Series A Convertible Preferred Stock or in additional shares of Series B Convertible Preferred Stock for the Series B Convertible Preferred Stock.

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

CERAMIC STUDIO OPERATIONS
-------------------------

    Sales were $862,000 in the quarter ended September 30, 1997 compared to $412,000 in the quarter ended September 30, 1996. Sales for the quarter ended September 30, 1997 were produced by 11 Color Me Mine ceramics studios owned and operated by the Company compared to six ceramics studios owned and operated by the Company during the quarter ended September 30, 1996. Franchise fees and royalties for the quarter ended September 30, 1997 were $177,000 compared to $10,000 for the quarter ended September 30, 1996.

    Color Me Mine's net loss for the quarter ended September 30, 1997 amounted to $959,000 compared to $54,000 for the quarter ending September 30, 1996. The loss for the current quarter included $87,000 in charges related to closing its location in Falls Church, Virginia, $171,000 associated with terminated joint venture area development agreements, $115,000 in losses from its Florida joint venture partnership and $87,000 in other reserves. Management expects improvement in its financial performance during the fourth quarter due to the opening of signed franchise studios, seasonality, and the results of cost control efforts including conversion of certain company owned and joint venture studios to franchise agreements.

NINE MONTH COMPARISON

RESTAURANT OPERATIONS
---------------------

    Restaurant sales were $47,764,000 for the nine months ended September 30, 1997 compared to $25,259,000 for the same period of the prior year, an increase of 89.1%. Sales for the nine months were produced by 34 Koo Koo Roo restaurants and 14 Hamburger Hamlet restaurants which were operating during the nine months ended September 30, 1997, compared to 24 stores open for the nine months ended September 30, 1996. Seven new restaurants were opened during the nine months ended September 30, 1997 in Burbank, West Hollywood, Aliso Viejo and Laguna Hills, California, Westfield, New Jersey, Falls Church, Virginia and National Airport, Washington, D.C.. During the nine months ended September 30, 1997 the Company closed five locations. Two additional locations were closed in October 1997. One location opened in Torrance, California in October 1997 and a second location in Torrance, California opened in November 1997.

    Interest and other revenues for the current year includes $770,000 in interest income. During the nine months ended September 30, 1996, the Company received $872,000 in interest income.

    Cost of sales were $33,306,000 for the current year compared to $17,683,000 for the same period of the prior year. These costs decreased to 69.7% of sales compared to 70.0% in the same period of the prior year. As a result, gross profit for the six months ended September 30, 1997, as a percentage of revenues, increased to 30.3% compared with 30.0% in the same period of the prior year.

    Operating expenses amounted to $27,686,000 for the current year compared to $14,584,000 for the prior year. Operating expenses as a percentage of sales increased to 58.0% from 57.7% in the same period of the prior year. This increase was primarily due to the restaurant closings and other charges discussed above. Occupancy costs increased by approximately $1,869,000 due to new store openings and the addition of 14 Hamburger Hamlet restaurants. Depreciation and amortization increased by $1,173,000 due to 10 additional store openings since the end of the third quarter of 1996 and the acquisition of Hamburger Hamlet in the second quarter of 1997.

CERAMIC STUDIO OPERATIONS
-------------------------

    Sales for the nine month period ended September 30, 1997 were $2,225,000 compared to $967,000 for the nine month period ended September 30, 1996. Franchise and royalty revenues for the nine month period ended September 30, 1997 were $351,000 compared to $283,000 for the nine month period ended September 30, 1996.

    Color Me Mine's net loss for the nine months ended September 30, 1997 amounted to $2,671,000 compared to operating income of $80,000 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY.

    Total cash, cash equivalents and marketable securities at September 30, 1997 amounted to $19.4 million. The Company has been expending cash resources to fund operations and to build new and remodeled Koo Koo Roo California Kitchen restaurants and Color Me Mine studios. The Company completed the construction of one restaurant during the quarter. As of September 30, 1997, there were seven restaurants and one free standing Arrosto under construction which will require approximately $3.3 million to complete. Purchases of property, equipment and computer hardware and software together with costs for acquiring certain locations for the nine months ended September 30, 1997 amounted to $ 11.6 million compared with $15.0 million during the same period of the prior year.

    Corporate expenses for the development of the Koo Koo Roo California Kitchen and Color Me Mine concepts, real estate development and the infrastructure necessary to manage store growth have resulted, to date, in overall operating losses. The Company's strategy is to control growth of overhead expense and build a sufficient number of new stores to generate positive overall operating cash flow as quickly as possible. This strategy requires acquisition and development of successful new sites, and while management has been successful in opening new Koo Koo Roo California Kitchen restaurants in the past, there can be no assurance that this success will continue in the future.

    CAPITAL RESOURCES

    As of September 30, 1997, the Company has approximately $13.8 million of long-term notes and loans payable consisting of $100,000 assumed with the acquisition of Color Me Mine, $250,000 assumed with the acquisition of the 14 Hamburger Hamlet restaurants, $1.4 million in store-level debt financing, $446,000 drawn against a $500,000 line of credit established by Color Me Mine and $12 million in Senior Notes less $400,000 in original issue discounts. The store-level financing represents two loans secured by leasehold mortgages and first priority security interests in all of the furniture, fixtures and equipment at the Company's two joint venture locations in Florida. The loans are also guaranteed by the Company and its joint venture partner. The interest rate on the loans is equal to one percent over the base rate established by Citibank, N.A. from time to time. The loans mature in 2004.

    On August 12, 1997, the Company executed a binding agreement related to the issuance of $12 million in Senior Notes due 2000 (the "Senior Notes") to an institutional investor in a private placement. The notes carry an interest rate of 13% payable quarterly commencing November 15, 1997 and include attached five-year warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. A mandatory prepayment of $2.5 million of the Senior Notes will be due 18 months after issuance and the holder will have the right to require the repurchase of the Senior Notes upon the completion by the Company of any equity or mezzanine financings of more than $20 million, or upon a change in control of the Company. The Company is required to file a shelf registration statement for the shares of Common Stock issuable upon exercise of the warrants on or before May 25, 1998. The holders of teh Senior Notes received a $300,000 commitment fee and the placement agents received a $300,000 placement fee and warrants to purchase 60,000 shares of the Company's Common Stock at $5.375 per share. The funding of the loan occurred on August 28, 1997.

    On September 1, 1997 Color Me Mine executed a $500,000 line of credit to fund working capital requirements. The line of credit is secured by a $500,000 certificate of deposit held by the Company. The interest rate on the loans is equal to 6.35% per annum. The outstanding principal balance is due and payable on September 1, 1998. As of September 30, 1997, $446,000 was outstanding under the facility.


    The Company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues. The Company has also entered into sale-leaseback agreements for the Burbank and Aliso Viejo properties. The Burbank sale and leaseback was completed in May of 1997 and the Company received $1.4 million in gross proceeds. The Aliso Viejo sale and leaseback was completed August of 1997 and the Company received $1.4 million in gross proceeds. To date, the development and expansion of Color Me Mine has been financed by advances from Koo Koo Roo, Inc.: such advances totaled approximately $8.3 million at September 30, 1997. Color Me Mine is focused on becoming self-sustaining in its cash needs by the end of 1997 and the Company also continues to investigate strategies that may lead to the recapitilization, sale, spin-off or other restructuring of its interest in Color Me Mine.

    The timing of future capital requirements will be affected by, among other things, the number of stores opened, operating results, real estate development, and potential other corporate opportunities. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to joint venture, acquisition, strategic development opportunities and other strategic transactions. Management believes that the Company's existing capital resources will be sufficient to fund its planned growth into 1998. If the Company sustains its current rate of lease signings, the Company will seek additional funds in 1998 which may include public or private offerings of debt or equity, or may seek bank financing facilities. There can be no assurance that the necessary additional capital will be available to the Company on favorable terms or at all.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

    Many of the statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking and, among other things, comment on the prospects for the Company to grow rapidly and attain profitable operations. The Company has incurred net losses which have been increasing as compared to prior years. Management presently anticipates that net losses will continue to be incurred for some time, but that the net loss (prior to one time charges) will decrease over the next 12 months both in the aggregate and as a percentage of sales. The Company's current level of overhead contemplates more restaurants and ceramics studios than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, capital availability, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors.

    The forward-looking statements and comments contained in this Report concerning, among other things, the prospects for the Company to grow rapidly and attain profitable operations, are necessarily subject to risks and uncertainties some of which are significant in scope and nature including real estate leases and acquisition, construction and permitting, store openings, operations and competition. Actual results will be dependent upon many factors the outcome of which cannot be predicted as of the date of this Report. In addition to the matters discussed herein, factors that should be considered are included under the caption "Business Risks" in the Company's most recent Form 10-K and "Risk Factors" in its most recent Form S-3, each of which has been filed with the Securities and Exchange Commission.

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

ITEM 2.  CHANGES IN SECURITIES.

    During the quarter ended September 30, 1997 the Company issued 447,828 shares of Common Stock in exchange for 68,029 shares of Series A Convertible Preferred Stock and 270,819 shares of Common Stock in exchange for 14,010 shares of Series B Convertible Preferred Stock. Such shares of Common Stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Act. See Note 5 to the Condensed Consolidated Financial Statements. Also during the quarter the Company issued $12 million aggregate principal amount of Senior Notes, attached warrants to acquire 330,000 shares of Common Stock and warrants issued to the placement agent. Such securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Act and Regulation D promulgated thereunder. See Note 9 to the condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS - Exhibit No. 4.1 Securities Purchase Agreement dated as of August 12, 1997
                      - Exhibit No. 4.2 Warrant Agreement dated as of August 28,
                        1997
                      - Exhibit No. 4.3 Registration Rights Agreement dated as
                        of August 28, 1997
                      - Exhibit No. 27 Financial Data Schedule


         (b) FORM 8-K -filed during the quarter ended September 30, 1997.

             none

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KOO KOO ROO, INC.



Date: November 12, 1997                    /s/KENNETH BERG
      -----------------                    ---------------
                                           KENNETH BERG,
                                           CHAIRMAN OF THE BOARD



Date: November 12, 1997                    /s/ROBERT F. KAUTZ
      ------------------                   ------------------
                                           ROBERT F. KAUTZ,
                                           PRESIDENT AND CHIEF FINANCIAL OFFICER