Form 10-K
period 1997-12-31
KOO KOO ROO INC/DE
filed 1998-03-31
CIK 878901

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from_____ to_____

                                  Commission file number: 0-19548


                           [LOGO OF KOO KOO ROO(R)]

                               KOO KOO ROO, INC,
            (Exact name of Registrant as specified in its charter)

            Delaware                                 22-3132583
---------------------------------                 ------------------
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

As of March 19, 1998, 47,359,043 shares of Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 19, 1998 was approximately $69.4 million based on the closing price of $1.53 per share on that date on the Nasdaq National Market. All directors, officers and more than 10% stockholders of Registrant are deemed "affiliates" of Registrant for the purpose of calculating such aggregate market value. The Registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of Registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                               KOO KOO ROO, INC.

                              INDEX TO FORM 10-K

                                                                                                   Page
                                                                                                   ----
                                    PART I

Item 1.   Business..............................................................................     1
Item 2.   Properties............................................................................    15
Item 3.   Legal Proceeding......................................................................    15
Item 4.   Submission  of Matters to a Vote of Security Holders..................................    15


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............    16
Item 6.   Selected Financial Data...............................................................    17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation..    18
Item 8.   Financial Statements and Supplementary Data...........................................    24
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..    24

                                    PART III

Item 10.  Directors and Executive Officers......................................................    25
Item 11.  Executive Compensation................................................................    25
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    25
Item 13.  Certain Relationships and Related Transactions........................................    25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................    26

                                    Page i

                                    PART I

ITEM 1.   BUSINESS

GENERAL INFORMATION

     The Company was organized in February 1987 and opened its first restaurant in August 1988. The principal business of Koo Koo Roo, Inc. (the "Company" or "Koo Koo Roo") is the operation of restaurants in the emerging food category of fresh, convenient meals--meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with upscale, casual full-service restaurants. The Company's signature concept, Koo Koo Roo California Kitchen(TM), features the Company's proprietary Original Skinless Flame-Broiled Chicken(TM), fresh oven-roasted hand-carved turkey, country herb rotisserie chicken, made to order tossed salads, specialty sandwiches on fresh baked rolls, a signature vegetable soup and more than 23 fresh side dishes, including hand-mashed potatoes, stuffing, steamed green beans and other vegetables, rices and grains. With few exceptions, all are prepared fresh in small batches on-site throughout the day. As of March 19, 1998, the Company operated 38 Koo Koo Roo Kitchen(TM) restaurants: 33 company owned and operated restaurants located in California, one in Las Vegas, Nevada and one at National Airport in Washington, D.C. as well as three joint venture restaurants in Florida which are operated by the Company, plus three joint venture restaurants in Toronto, Canada which are operated by the joint venture partner in Canada. The Company also owns and operates 14 Hamburger Hamlet restaurants which were acquired in May 1997. Four of the Hamburger Hamlet restaurants are located in the Washington D.C. beltway and ten are located in Southern California. See "-- Restaurants in Operation and Expansion Plans."

     The Company's Koo Koo Roo California restaurants are designed to appeal to consumers who look for good tasting, freshly prepared food, and who also appreciate menu items that are wholesome and healthy. The products are easy to understand, high in quality and generally low in fat, calories and cholesterol, without the negative connotation or taste of "health food." The sites and smells of fresh food preparation, such as a freshly cooked 28 pound hand carved turkey and salad tossing, are displayed in glass enclosed stations featuring "chefs" in restaurant whites and toques. The average check ranges between $8 and $9 and the restaurants average approximately 2,800 square feet. The Company's Hamburger Hamlet units are full service restaurants offering a wide variety menu.

     The Company opened its first Koo Koo Roo restaurant in Los Angeles, California in August 1988 in a fast food format with a menu limited to the proprietary Original Skinless Flame-Broiled Chicken(TM) and a half-dozen hot and cold side dishes. The Company completed an initial public offering in October 1991 with the intent of rolling out the fast food format concept in several states. Subsequently, the Company repositioned its Koo Koo Roo concept from a standard fast food format to a broad menu restaurant with full service cooking standards while continuing to offer counter service. The Company later developed the layout, menu and appearance of the Koo Koo Roo California Kitchen(TM).

     In 1994 the Company initiated, on a limited basis, an area development and franchising program, which proved to be only moderately successful. However, these efforts led management to focus on a quality-oriented brand strategy and to begin an expansion program starting in 1995. The expansion program focused on Company ownership or joint venture relationships rather than franchising. During 1995 and 1996, additional real estate, marketing, human resources, operations, construction and purchasing executives, as well as store managers, were recruited to join the Company from restaurant industry leaders such as The Cheesecake Factory, California Pizza Kitchen, Houston's and Acapulco Restaurants. In June of 1995, Iacocca Capital Partners, L.P. served as placement agent in raising $14.3 million in common stock and warrants. Subsequent to the June private placement, Lee A. Iacocca, retired Chairman of Chrysler Corporation, was elected to the Company's Board of Directors. In March 1996, $33.0 million in equity was raised in convertible preferred and common stock. In September 1996, John Kaufman joined the Company as President of Koo Koo Roo USA responsible for all domestic operations. Mr. Kaufman was previously Chief Executive Officer of Rosti and also opened 64 restaurants over nine years during his tenure at California Pizza Kitchen where he was Vice President of Operations. In February 1997, $29.0 million in equity was raised in convertible preferred stock. In August 1997, the Company raised $12.0 million through the issuance of Senior Notes to an institutional investor in a private placement. In March of 1998, Mr. A. William Allen joined the Company as Chief Executive Officer and as a member of the Board of Directors and Mr. William M. McKay joined the Company as Chief Financial Officer. The Company's former chairman, Mr. Kenneth Berg, resigned as the Chairman of the Board, effective March 27, 1998. Upon Mr. Berg's resignation, Mr. Iacocca became Acting Chairman of the Board. See "--Recent Developments."

RECENT DEVELOPMENTS

     DISCONTINUED OPERATIONS

     As noted above, the Company appointed a new Chief Executive Officer and a new Chief Financial Officer in March 1998. The new management completed a comprehensive review of the Company's present operations and made a series of recommendations which were approved by the Board of Directors to exit certain businesses which are not closely related to the operation and development of the Koo Koo Roo California Kitchen(TM), concept or the Hamburger Hamlet restaurants. As more fully described below, the Company has determined to exit from the paint-your-own ceramics business and, accordingly, to categorize this business segment as discontinued operations in its financial statements.

     Color Me Mine. In 1996, the Company acquired 90% of the common stock of Color Me Mine, Inc., a chain of paint-your-own ceramics studios ("Color Me Mine"). The Company acquired Color Me Mine with a view towards opening Company owned and operated units adjacent to Koo Koo Roo stores in order to expand the real estate options available to the Company. Color Me Mine stores have been built adjacent to 15 Koo Koo Roo locations. Subsequently, Color Me Mine developed its own management team and adopted a strategy of growth independent of Koo Koo Roo through franchise operations. Management has determined that Color Me Mine is not adequately related to the Company's core restaurant operation to justify any further investment by the Company. In November 1997, the Company adopted a plan to dispose of Color Me Mine. The Company intends to seek a sale or other business combination involving its interest in Color Me Mine.

     Arrosto. As of March 19, 1998, eleven of the Company's Koo Koo Roo restaurants featured the specialty products of the Arrosto Coffee Company ("Arrosto"), a wholly-owned subsidiary of the Company. Arrosto presently operates a roasting facility to support its operations (which, except for a prototype Coffee Shop located at 217 N. Larchmont Avenue in Los Angeles and limited retail sales, are located in Koo Koo Roo restaurants.) Consistent with its strategy to exit non core businesses, the Company has decided to exit the coffee production operations of Arrosto and instead will out-source coffee products for sale in the Koo Koo Roo stores from third party vendors.

     RESTRUCTURING AND OTHER CHARGES

     During the third quarter of 1997, the Company began to reassess its business strategy which resulted in a plan to streamline its operations and reduce restaurant operating costs. In connection with these decisions, the Company recorded certain charges of $4.6 million as of September 30, 1997. Charges of $2.7 million relate to the closure of four Koo Koo Roo stores located in Colorado, New York, New Jersey and one non-California Kitchen design restaurant in California. Charges of $1.9 million relate to reductions in corporate staff and the write-off of various capitalized and other costs. Such charges are included in other operating expenses in the accompanying statement of operations. Charges of $460,000 relate to the Company's 90% owned subsidiary, Color Me Mine, which is included in discontinued operations at December 31, 1997.

     The Company continued with its revised business strategy in the fourth quarter resulting in additional charges of $4.4 million, comprised of lease termination costs of $1.5 million, the write-off of certain intangible assets totaling $2.4 million and recording of allowances for possible losses of $450,000 on accounts and notes receivables. In addition, the Company recorded a loss of $9.8 million for the discontinued operations of Color Me Mine, including a $7.0 million charge representing the estimated loss on disposal of Color Me Mine.

     The Company hired new senior management during the first quarter of 1998 who continued the Company's efforts to reduce operating costs, focus on controlled growth to take advantage of growth expansion opportunities in the Company's core restaurant markets in California and Nevada.

     In this regard, the Company will recognize restructuring and other charges of $10.0 to $12.0 million during the first quarter ending March 31, 1998. Such charges relate to management's decision to exit the Washington, D.C. beltway market with respect to its Koo Koo Roo California Kitchen(TM) concept, further reduce corporate staffing levels, close its Arrosto Coffee plant and various other charges. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PRIVATE PLACEMENTS

     In February 1997, the Company completed a private placement of 6% Series B Adjustable Convertible Preferred Stock, liquidation preference $100 per share (the "Series B Convertible Preferred Stock"), and received net proceeds of approximately $26.6 million (after deducting cash fees to the placement agent and transaction expenses). The Series B Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the Common Stock at the time of conversion, less a discount initially equal to 3% and increasing over time to 25% at the end of 13 months from the date of original issuance. Dividends may be paid in cash or by issuing additional shares of Series B Convertible Preferred Stock (valued at $100 per share). The Company also issued to the placement agent three year warrants to purchase 29,000 shares of Series B Convertible Preferred Stock at $100 per share.

     In March 1996, the Company completed two related private placement offerings and received net proceeds aggregating approximately $30.4 million (after deducting cash fees to the placement agents and transaction expenses).
In these offerings, the Company issued (i) 1,200,000 shares of 5% Series A Adjustable Convertible Preferred Stock, liquidation preference $25 per share (the "Series A Convertible Preferred Stock"), and (ii) 450,000 shares of Common Stock, subject to adjustment. The Series A Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the of the Common Stock at the time of conversion, less a discount initially equal to 13% and increasing over time to 29% thirteen months from the date of original issuance. Dividends may be paid in cash or by issuing shares of Common Stock (valued at market value). To date, the Company has issued a total of 285,417 additional shares of Common Stock in respect of the Common Stock placement in accordance with the adjustment mechanism. The Company also issued to the placement agent five year warrants to acquire 108,000 shares of Series A Convertible Preferred Stock for $25 per share and 40,500 shares of Common Stock for $7.75 per share.

     As of March 19, 1998, 30,096,161 shares of Common Stock had been issued upon conversion of the Series A and Series B Convertible Preferred Stock. As of March 19, 1998 there were 2,800 shares of Series A and 50,490 shares of Series B Convertible Preferred Stock outstanding. The number of shares of Common Stock issuable upon conversion of the remaining unconverted shares of preferred stock and unexercised warrants will depend on future events, consisting of, among other things, future trading prices of the Common Stock in the marketplace and the conversion decisions of the holders. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In August 1997, the Company issued $12,000,000 aggregate principal amount of Senior Notes due 2000 (the "Senior Notes") to an institutional investor in a private placement. The Senior Notes carry an interest rate of 13% per annum payable quarterly. The Senior Notes also included five-year purchase warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The Senior Notes provide that the Company redeem $2.5 million on February 28, 1999. Mandatory redemptions of the balance, prior to the due date of the Senior Notes, are only required if there is a change of control, sale of securities resulting in proceeds in excess of $20 million or certain dispositions of assets as outlined in the Senior Notes.

     ACQUISITION OF HAMBURGER HAMLET

     On May 19, 1997, the Company completed the acquisition of fourteen (14) Hamburger Hamlet restaurants for a purchase price of $11.7 million, consisting of $9.7 million in cash from the Company's existing working capital and 150,000 shares of the Company's Common Stock, plus fees and expenses of approximately $700,000. The Company also assumed $250,000 in debt and real property leases related to the Hamburger Hamlet restaurants. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values. The results of the Hamburger Hamlet restaurants are included in the Company's consolidated financial statements from the date of acquisition. The excess of cost over net assets acquired of $2.6 million is being amortized using the straight-line method over 25 years.

     Pursuant to the terms of the definitive purchase agreement between the Company and the sellers (the "Purchase Agreement"), the purchase price remains subject to adjustment with respect to that portion of the purchase price paid in shares of the Company's Common Stock. The Purchase Agreement provides for an adjustment to the purchase price if the market value of the Common Stock is less than $11.67 per share at a date 18 months after the consummation of the acquisition (as adjusted for customary anti-dilutive adjustments, if any, during such period). The Company will either pay cash or issue additional shares of Common Stock to the sellers, at the Company's option, to the extent that the aggregate value of such cash or additional shares of Common stock, together with 150,000 shares of Common Stock originally issued in connection with the acquisition, shall equal $1,750,000, subject to certain limitations in the event the Sellers transfer any of the initial 150,000 shares of Common Stock during such 18 month period. The Company currently anticipates that it will satisfy such adjustments, if any, through the issuance of common stock.

     CANADIAN JOINT VENTURE

     The Company entered into an agreement in 1995 with a group of Canadian business leaders to form a joint venture to develop the Koo Koo Roo California Kitchen(TM) restaurant concept in Canada ("Koo Koo Roo Canada"). The Company currently has a 28.0% ownership interest in Koo Koo Roo Canada. The Company plans to enter into discussion with its joint venture partner to convert this joint venture arrangement into a license agreement in 1998. Koo Koo Roo Canada has entered into three lease agreements and is negotiating for a fourth site, all in the greater Toronto area. Koo Koo Roo Canada opened three restaurants during 1997 and is expected to open up to three additional units by December 31, 1998.

     INTERNATIONAL

     The Company is pursuing other international opportunities and recently signed a license agreement covering England. The Company received 50%, or $250,000 of its initial licensing fee for the first ten units upon signing the agreement. Pursuant to the term of the licensing agreement, the Company is responsible for performing training functions all paid by the licensee. The license agreement provides for fixed license fees of $50,000 per unit and royalty fees equal to 3% of gross sales. The license group is comprised of local successful business leaders and restaurant operators. The Company is focusing on international license agreements in order to further grow the Koo Koo Roo California Kitchen(TM) concept while avoiding the need for significant capital commitments.

     BUSINESS DEVELOPMENT AGREEMENT

     On May 8, 1996, the Company retained Restaurant Marketing Corp. ("RMC") to provide business development services. RMC identified the Company's Canadian partners and facilitated the structuring and establishment of Koo Koo Roo Canada. In consideration for the agreement, the Company issued options to purchase one million shares of the Company's Common Stock at an exercise price of $8.00 per share to become exercisable 33-1/3% per year so long as the business development agreement with RMC remains in place. The business development agreement may be canceled with six months notice by the Company's Chief Executive Officer in his sole discretion. These options will also vest upon change in control (as defined in the business development agreement). RMC is an affiliate of Mel Harris, a director of the Company.

     FLORIDA/SOUTHERN GEORGIA AREA DEVELOPMENT AGREEMENT

     The Company's sole remaining franchisee was granted rights pursuant to a 1994 Area Development Agreement covering Florida and certain counties in Southern Georgia (the "Florida/Southern Georgia Area Development Agreement").
In August 1995, the Company entered into a First Amendment to the Florida/Southern Georgia Area Development Agreement pursuant to which the local area developer in that market (the "Developer") granted the Company a right of first refusal to participate as a joint venture partner with the Developer in future Koo Koo Roo store locations in the Florida/Southern Georgia territory. Under this arrangement, it is anticipated that the Company and the Developer will jointly develop stores in Florida through equal ownership in newly-formed partnerships. For financial reporting purposes, the results of these stores are consolidated with the Company's operations subject to the minority interest of the Developer. The first such joint venture restaurant opened in South Miami in November 1995 and an additional location in North Miami opened in July 1996. In May 1996, the Company further amended the Florida/Southern Georgia Area Development Agreement to remove the right of the Developer to franchise stores and, thereby, require that all stores built will be developed as joint ventures. As consideration for the May 1996 amendment, the Developer was issued options to purchase 350,000 shares of Common Stock at $8.00 per share. The developer is an affiliate of Mr. Mel Harris, a director of the Company. The Company plans to enter into discussions with its joint venture partner to convert this joint venture arrangement into a licensing agreement during 1998.

BUSINESS STRATEGY

     The Company believes Koo Koo Roo California Kitchen(TM) is a leader in a new dining niche - within the home meal replacement segment fresh quick - which is characterized by high quality, freshly prepared predominately good for you food offered to the customer through a quick service model. By serving fresh and healthy food quickly, Koo Koo Roo is addressing and driving key and emerging trends in food service: the increasing demand for freshly prepared food that tastes good; the replacement of beef with poultry as an everyday protein; the growing propensity for restaurants to provide a source of visual entertainment; the increasing demand for quality carry-out food, as well as the aging of the population and market segment's growing interest in eating healthier; the rapidly developing interest among young adults and parents of young children in food that's "better for you," and the comfort of home cooking. The Company believes that the Koo Koo Roo California Kitchen(TM) concept addresses each of these trends in a unique direct way.

     The Company's goal is to become the leader in the convenient, fresh-quick market niche. Therefore, its strategic objective is to grow and attain dominant levels of brand awareness and economies of scale to maximize efficiencies and store profitability. To achieve this objective, the Company has assembled a management team and invested in research and development and corporate infrastructure to: acquire real estate locations; design and build its restaurants; manage the systems and services required to maintain quality and safety in a growth environment; and finance the investment necessary to achieve economies of scale. The Company believes that in its core market of Southern California, it has established a strong brand which represents freshness, quality, great taste, cleanliness and great service. The Company plans to replicate its Koo Koo Roo California Kitchen(TM) concept's success, with an initial focus on building clusters of stores in a limited number of major metropolitan areas which are demographically similar to its core Los Angeles market. The Company plans on focusing its efforts on the California and Nevada markets in the near term. The Company intends to grow in the long-term through the replication of Company-owned stores and/or licensing and strategic arrangements in national and international markets. As of the date of this report, other than the licensing agreements regarding England, the Company has no agreements regarding any such venture, alliance or acquisition beyond that discussed herein under the caption "--Recent Developments" and there can be no assurance that any such opportunity will be identified or realized.

     KOO KOO ROO'S MISSION. The mission of the Koo Koo Roo California Kitchen(TM) is "to provide a dining experience that contributes to healthier, happier and longer lives." Utilizing ingredients and products that provide the best possible taste while also achieving a healthy compromise on nutrition, convenience and fresh food, the executive chef has created a variety of menu items which range from zero to average levels of fat and sodium at affordable prices. In addition, the Company aims to maintain a sense of fun and excitement in its restaurants, embodied in the Koo Koo Roo name and its signature "winking" chickenhead logo. The Company's management focus on cleanliness in the brightly lit restaurants and consistently fast and friendly service all contribute to achieving the Company's mission.

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

     PROPRIETARY, SIGNATURE PRODUCTS AND DISPLAYS. The Company's signature product, Original Skinless Flame-Broiled Chicken(TM), has never been duplicated to the Company's knowledge and requires marinating and basting in a proprietary sauce. The Company has developed other proprietary dishes and received a patent for its Turkey Bar, which features hand-carved, fresh oven-roasted turkey. A wide array of side dishes are shown in brightly-lit glass cases. The Vegetable Stand, surrounded by up to 14 fresh produce items in wooden, refrigerated displays, is reminiscent of a farm fresh produce stand and provides an exhibition work station for the salad maker.

GROWTH PHILOSOPHY AND EXPANSION PLANS


     GROWTH IN SALES OF EXISTING RESTAURANTS. Koo Koo Roo California Kitchens are averaging 5% same store sales growth for January and February 1998. The Company intends to continue focusing on sales growth in existing restaurants. New initiatives will include a "Grab and Go" case with ready made sandwiches and salads, expanded catering, delivery and take-out services, new products and enhanced marketing programs utilizing direct mail.

     GROWTH THROUGH REPLICATING COMPANY STORES. The Company's present emphasis in the United States will focus principally on the California and Nevada markets, where it intends to develop additional Koo Koo Roo California Kitchen(TM) stores. The Company will continue to consider and evaluate other expansion opportunities in other geographical areas as appropriate. See "-- Restaurants in Operation and Expansion Plans."

     FOCUSED RESTAURANT REAL ESTATE STRATEGY. The Company tries to locate most of the Company's Koo Koo Roo restaurants in highly accessible, free-standing locations and strip shopping centers in mixed use, high-traffic locations which facilitate take-out business. The Company also has and will build stores in alternative real estate venues, such as shopping malls and street level sites in urban, high rise buildings, and will continue to take advantage of these alternative sites as appropriate. The Company may also pursue sites by acquiring existing restaurants with the intent to secure locations.

     VERSATILE PROTOTYPES. While the Company's restaurant design is flexible and may be adapted to local architectural styles and existing buildings with varying floor plans and configurations, the Company has developed three prototypical floor plans, 700 kiosk, 2,500 and 3,500. The 3,500 square foot restaurant is used for greater density locations, mostly free-standing and primarily allows for additional dining room space with the objective of maximizing sales in such high density locations. The 2,500 square foot restaurant is used for smaller, lower density, tenant improvement locations. The Company designs and develops larger locations where efficient and where expected risk adjusted returns on investment are favorable.

     To date, all Koo Koo Roo restaurants have been partially or entirely renovated to provide the Company's Koo Koo Roo California Kitchen(TM) menu. Management currently intends that all restaurants to be opened in the future will be selected in accordance with the Company's site selection criteria and constructed in compliance with one of the three prototypes developed. As of March 19, 1998, the Company had 38 Koo Koo Roo restaurants and 14 Hamburger Hamlets open and seven locations either identified or in various stages of development. See "--Site Selection, Design and Construction."

     FUTURE POTENTIAL GROWTH. In the future, the Company expects to act opportunistically to establish license agreements, strategic transactions and/or
pursue alliances as appropriate with experienced, major operators.   A priority
for the Company in 1998 is to seek transactions which will permit the Company to continue to pursue its growth objectives while limiting the capital requirements imposed on the Company. There can be no assurance that any such transaction will be successfully completed. Further, while the Company pursues and enters into negotiations regarding such transactions on a regular basis, as of the date of this Report, it has no agreement regarding any of the transactions described in this paragraph beyond those otherwise discussed elsewhere herein.

KOO KOO ROO CALIFORNIA KITCHEN(TM) CONCEPT

     CLOSED RESTAURANTS

     The Company's short-term business strategy is to focus its efforts on further developing Koo Koo Roo restaurants in California and Nevada. In connection with its current business strategy, the Company closed the following restaurants in 1997 and 1998: Beverly Boulevard, Los Angeles, California, Cherry Creek, Colo., Bayside, N.Y., Westfield, N.J., Bethesda, Md., Falls Church, Va., and intends to close the National Airport location in early 1998.

  KOO KOO ROO RESTAURANTS IN OPERATION AS OF MARCH 19, 1998:



       Location                                                      Sq. Footage    Date Opened
       --------                                                      -----------    -----------

LOS ANGELES COUNTY, CA:           North Beverly Hills                 4,650         May 1996
                                  Beverly Hills (South Beverly)       2,975         August 1994
                                  Brentwood                           2,600         May 1994
                                  Burbank                             2,700         March 1997
                                  Claremont                           2,500         December 1997
                                  Downtown Los Angeles                2,325         April 1995
                                  Encino                              2,075         April 1991
                                  Larchmont Village                   2,500         March 1996
                                  Manhattan Beach                     2,675         April 1995
                                  Marina Del Rey                      2,500         June 1990
                                  Miracle Mile                        4,200         December 1997
                                  Pasadena                            3,200         August 1995
                                  Redondo Beach                       3,000         October 1996
                                  Santa Barbara                       2,500         January 1998
                                  Santa Monica                        3,525         January 1995
                                  Studio City                         5,600         January 1996
                                  Torrance (Rolling Hills)            2,000         October 1997
                                  Torrance (Del Amo)                  2,300         November 1997
                                  Venice                              4,100         April 1996
                                  West Hollywood                      3,600         January 1997
                                  West Los Angeles                    2,675         May 1991
                                  Woodland Hills                      3,800         December 1995
ORANGE COUNTY, CA:                Aliso Viejo                         3,000         May 1997
                                  Costa Mesa                          2,850         July 1995
                                  Irvine                              3,475         August 1996
                                  Laguna Hills                        3,000         June 1997
                                  Tustin                              3,500         November 1996
                                  Yorba Linda                         3,600         July 1996
SAN FRANCISCO BAY AREA:           Los Altos                           2,400         November 1997
                                  Menlo Park                          5,067         October 1996
                                  San Jose                            2,925         March 1998
SAN DIEGO COUNTY, CA:             Costa Verde                         3,491         January 1998
                                  Del Mar                             2,425         November 1995
FLORIDA:(1)                       Boca Raton                          1,900         January 1998
                                  North Miami                         3,550         July 1996
                                  South Miami                         3,200         November 1995
LAS VEGAS, NV                     Lake Mead                           2,500         December 1997
WASHINGTON D.C. BELTWAY(2)        National Airport                      705         July 1997

_____________________________
(1) Joint venture with area developer. See "-See Recent Developments - Florida/Southern Georgia Area Development Agreement."

(2) The Company intends to close this store once the site is re-leased to another operator.

     KOO KOO ROO RESTAURANT LOCATIONS WITH EXECUTED LEASES AT MARCH 19, 1998:

                                                                   Square
           Location                                                Footage        Estimated Date of Opening
           ---------                                               --------       -------------------------
Los Angeles County, CA:           Monrovia                          2,218          September 1998
                                  North Hollywood                   2,500          September 1998
                                  Sherman Oaks                      2,500          December 1998
San Diego COUNTY, CA              Mission Valley                    2,700          August 1998
LAS VEGAS, NV                     Las Vegas (Sahara Blvd.)          2,700          September 1998
FLORIDA (JOINT VENTURES)          Plantation                        2,400          August 1998
                                  Miami (Kendall)                   3,001          July 1998


     SITE SELECTION, DESIGN AND CONSTRUCTION

     The Company considers the location of a restaurant to be critical to its long-term success. The site selection process involves an evaluation of a variety of factors, including demographics (such as target population density and household income levels); specific site characteristics (such as visibility, accessibility, parking availability and traffic volume); proximity to activity centers (such as prime urban office or retail shopping districts, suburban shopping areas, health clubs, medical centers and hotel and office complexes); and potential competition in the area. Senior executives inspect and approve the site for each Company-owned restaurant prior to the execution of a lease. The Company also has developed an analytical site model that looks at approximately 1,500 variables specific to Koo Koo Roo. The opening of new restaurants is subject to certain business risks including, among other things, locating satisfactory sites, negotiating favorable leases, completing construction and securing appropriate government permits and approvals. Once space has been leased and made available to the Company, 90-120 days or more are required to complete construction, obtain necessary licenses and approvals and open the new restaurant. Uncontrollable factors such as obtaining licenses and permits can result in additional months of delay from lease signing to opening. See "--Business Risks."

     RESTAURANT OPERATIONS AND MANAGEMENT

     The Company generally employs full service restaurant managers. The training program is up to 16 weeks for general managers, depending on experience level, and includes training materials, including a certified "Train the Trainer" program and task training materials for managers to use in training their employees as well as Hazard Analysis of Critical Control Points for professional implementation of food and facility safety and sanitation. The average Koo Koo Roo restaurant employs 30 to 40 staff members including an experienced full-service general manager, a skilled production chef, and a personnel manager along with shift leaders, cooks, turkey carvers, salad makers, and other service personnel.

     HIGHLY MOTIVATED FIELD MANAGEMENT. The Company's philosophy with regard to Koo Koo Roo store operations provides for an individual store management team approach with a general manager and production chef, who receive incentives including store performance-driven bonuses and stock options in the Company. The Company recognizes that the distinguishing features of the restaurants are highly dependent on quality and hand preparation and the Company monitors and rewards its managers with the objective to ensure that its high standards are maintained. The Company believes that its sophisticated training systems and motivated store management teams will provide a competitive advantage in the Company's convenient fresh-quick food market niche.

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

     TEST KITCHEN

     The Company currently operates a test kitchen adjacent to its Koo Koo Roo store in West Los Angeles, California. The test kitchen is used for developing and testing new menu items and testing of new equipment for its store locations. The test kitchen was opened in June 1996. Prior to June 1996, the Company conducted such testing in existing restaurant locations. The Company expended approximately $150,000, $240,000 and $300,000 during the years ended December 31, 1995, 1996 and 1997 to conduct these activities. These costs include the compensation paid to the Company's executive chef and the costs of operating the test kitchen itself.

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

     COMPETITION

     The restaurant industry is highly competitive and there are a number of purveyors that compete directly and indirectly for the consumers' food dollars, many of which are larger and more widely known than the Company. Based on research and customer comments, the Company believes that the quality and value of its products, service, ambiance and prices distinguish it from its competitors. There are several factors which could potentially affect the competitive position of the Company or individual restaurants of the Company to which management might have to respond. These factors include, but may not be limited to: consumer taste and discretionary spending priorities; national, regional or local economic conditions; demographic trends; traffic patterns; employee availability; and the type, number and location of competing restaurants. See "--Business Risks."

     LICENSE OPERATIONS

     The Company may pursue license opportunities at some future time when and if the Company determines that it is in the Company's best interest to do so. The Company plans to enter into discussions with its joint venture partner to convert its joint venture arrangements in Canada and Florida into license agreements, in 1998. See "--Recent Developments."

     Trademarks and Servicemarks

     The trademark and servicemark "Koo Koo Roo(TM)" is registered in the United States Patent and Trademark Office, and all right, title and interest in and to the mark is held by the Company. Numerous trademarks/patents are currently owned by the Company and more are being developed for proprietary recipes, systems, software, customized equipment and design/equipment layouts including the Company's patented Turkey Bar Carving Station, its Original Skinless Flame Broiled Chicken(TM), and the Vegetable Stand. The Company believes that its trademarks and servicemarks have significant value to the marketing of its restaurants and products.

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

     If, in the future, the Company chooses to resume selling franchises or allow additional joint venture partners to operate joint ventures in the U.S., it will be subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. Although Color Me Mine has a current filing under the franchise laws of California and all other states, there can be no assurance that the Company or Color Me Mine will be able to update or maintain their respective disclosure documents or become registered in certain states. Such state laws may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and may regulate discrimination among franchisees in charges, royalties or fees.

COLOR ME MINE

     In 1996, the Company acquired 90% of the common stock of Color Me Mine, Inc., a chain of paint-your-own ceramics studios. The Company acquired Color Me Mine with a view towards opening Company owned and operated units adjacent to Koo Koo Roo stores in order to expand the real estate options available to the Company. Color Me Mine stores have been built adjacent to 15 Koo Koo Roo locations. Subsequently, Color Me Mine developed its own management team and adopted a strategy of growth independent of Koo Koo Roo through franchise operations. Management has determined that Color Me Mine is not adequately related to the Company's core restaurant operation to justify any further investment by the Company. In November 1997, the Company adopted a plan to dispose of Color Me Mine. The Company intends to seek a sale or other business combination involving its interest in Color Me Mine.

     Through March 19, 1998, there were 35 Color Me Mine studios opened. The open studios included: 11 company-owned; 21 franchised studios; and three studios that are joint ventures. The studios are located in the following states; 17 in California, five in Florida, four in New Jersey, three in Pennsylvania, two in New York and one each in Colorado and Nevada. In addition there are two open studios in Toronto, Ontario Canada.

EMPLOYEES

     As of March 19, 1998, the Company employed approximately 3,100 full and part-time individuals including 11 executives, 60 corporate and support staff and 92 employees at Color Me Mine's factory. None of these employees are covered by a collective bargaining agreement. The Company believes that it has good labor relations.

BUSINESS RISKS

     Limited Operating History; History of Losses. The Company was organized in February 1987 and opened its first restaurant in August 1988 (which has since been closed). In addition, 15 of the Company's owned and operated Koo Koo Roo restaurants were opened since January 1, 1997. As a result, the Company has a limited operating history upon which an evaluation of the Company's performance can be made. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business and concept in the highly competitive restaurant industry, which is characterized by a high failure rate. Since inception the Company has incurred operating losses. There can be no assurance that the Company will generate significant revenue or achieve profitable operations.

     Limited Number of Restaurants in Operation; Geographic Concentration of Restaurants; Dependence on Discretionary Spending. As of March 19, 1998, the Company operated 38 Koo Koo Roo restaurants. Of these, 15 restaurants had been in operation for more than two years and 14 restaurants had been in operation for less than one year, 31 restaurants are in Southern California, including 10 restaurants opened in Southern California since January 1, 1997. The Company's revenues are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the restaurants are located. A significant weakening in any of the local economies in which the Company operates may cause the residents of such communities to curtail discretionary spending which, in turn, could have a material adverse effect on the results of operations and financial position of the entire Company. Consequently, the results achieved to date by the Company's restaurants may not be indicative of the prospects or market acceptance of a larger number of restaurants, particularly in wider and more geographically dispersed areas with varied demographic characteristics.

     Uncertainty of Market Acceptance. The Company has limited marketing experience and to date has engaged in limited marketing activities. Achieving consumer awareness and market acceptance, particularly as the Company seeks to penetrate its new markets in Northern California and Nevada will require substantial efforts and expenditures by the Company. The Company has closed all of its Koo Koo Roo restaurants except those located in California, Florida and Nevada. There can be no assurance that the Company's restaurants will achieve significant market acceptance.

     PROPOSED EXPANSION; NEED FOR ADDITIONAL FINANCING. Although the Company intends to pursue a strategy of moderate growth, the Company must depend on a limited number of key experienced personnel in affecting this expansion. The Company's proposed expansion (including, without limitation, accomplishment of its new restaurant opening plans) will be dependent on, among other things, market acceptance of the Company's business concepts, the availability of suitable sites, timely development and construction of stores, the hiring of skilled management and other personnel, the general ability to successfully manage growth including monitoring stores, controlling costs and maintaining effective quality controls, and the availability of adequate financing. The Company may also grow through the acquisition of existing businesses to the extent that such businesses can be acquired on advantageous terms and meet the Company's investment and market criteria. There can be no assurance that the Company will be successful in its proposed expansion. Until the Company increases the size of its base of restaurants, the lack of success of a small number of stores may have a disproportionate impact on the Company's performance. To implement its expansion, the Company expects to issue additional equity securities in the future and, if market conditions permit, may incur additional indebtedness. The Company regularly investigates and pursues transactions to raise such capital. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, future issuances of Common Stock, if any, would dilute the present ownership of all stockholders in the Company.

     MANAGEMENT OF GROWTH. The Company's business has grown rapidly in recent periods and management's current plan calls for moderate and focused growth while dispensing or discounting non-core operations, which may place strains on the Company's managerial, operational, financial and information systems. This growth has in the past and may in the future involve the acquisition of restaurants or complementary businesses. Acquisitions may involve a number of special risks, including diversion of management's attention, the inability to integrate successfully any acquired business, the incurrence of legal liabilities and unanticipated events or circumstances, some or all of which could have a material adverse effect on the Company's results of operations, financial condition, business and prospects. The Company's success also depends to a significant extent on the ability of its executive officers and other members of senior management to respond to these challenges effectively. The Company's expansion has also resulted in substantial growth in the number of its employees, resulting in increased responsibility for both existing and new management personnel. In addition, the Company is in the ongoing process of evaluating and enhancing its operating and financial procedures and systems in an effort to increase efficiencies in managing its expanding business. There can be no assurance that the Company's management will be able to manage future expansions and identified dispositions and closures successfully, or that its management, personnel or system will be adequate to support the Company's operations or will be implemented in a cost-effective or timely manner. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results and financial condition.

     COMPETITION. The restaurant industry, and particularly the quick-service segment, is highly competitive with respect to price, service and location, and numerous well-established competitors possess substantially greater financial, marketing, personnel and other resources than the Company. In addition, the quick-service industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs, competitive pricing and national, regional and local economic conditions. In recent years numerous companies in the quick-service industry have introduced products, including chicken, which were developed to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will regard the Company's products as sufficiently distinguishable from competitive products (such as, for example, those offered by El Pollo Loco and Boston Market), that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully.

     DEPENDENCE UPON KEY PERSONNEL. The success of the Company is largely dependent on the efforts of certain key management personnel. Although the Company has entered into employment agreements with certain of its executive officers, none of such agreements obligate these employees to continue to work for the Company. The loss of their services could have a material adverse effect on the Company. Additionally, in order to successfully implement its proposed expansion and manage anticipated growth, the Company will be dependent upon its ability to retain existing and hire additional qualified personnel. There can be no assurance that the Company will be able to retain or hire necessary personnel.

     GOVERNMENT REGULATIONS. The Company is subject to various federal, state and local laws and regulations affecting its business. The Company's stores are subject to regulation by various governmental agencies, including those responsible for compliance with state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards. Any difficulties or failure in obtaining required licenses or approvals could delay or prevent the opening of a new store. In addition, suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected store or otherwise adversely affect the store or the Company. The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since many of the Company's restaurant personnel are paid at rates which may be affected by the federal minimum wage, increases in such minimum wage (which recently have been enacted by Congress and the State of California and which are the subject of current Congressional proposals) may result in an increase in the Company's labor costs. The Company cannot predict the impact on its results of operations should applicable federal or State minimum wage laws be changed.

     EXPANSION INTO FOREIGN MARKETS. The Company presently is seeking to expand its business into certain foreign markets, principally through the use of licensing agreements, and similar arrangements with existing local businesses and members of each respective local business community. The Company's ability to successfully expand its business into foreign markets depends, in part, on cultural barriers to entry, the identity of the local businesses and members of the local business community with whom the Company enters into any such agreements, the consumer preferences of local consumers and acceptance in each foreign market, prevailing local economic conditions, currency fluctuations, changes in regulatory requirements, compliance with foreign laws and regulations, local economy inflation and local economy interest rates. No assurance can be given that the Company will be able to establish profitable operations in any of the foreign markets which it is pursuing.

     INSURANCE AND POTENTIAL LIABILITY. The Company maintains insurance, including insurance relating to personal injury, in amounts which the Company currently considers adequate. Nevertheless, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's Burbank location (opened in March 1997) and its Aliso Viejo location (opened in May 1997), are properties that were sold and leased back to the Company during 1997. All other Company restaurant sites and ceramics studios are leased from third parties. These leases expire on dates ranging up to May 2006, with the majority providing for renewal options. All leases provide for specified periodic rental payments and certain leases call for additional payments based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. Color Me Mine leases a 5,500 square foot warehouse and a 20,000 square foot ceramic bisque factory, located in Van Nuys, California, to support its operations. The ceramic bisque factory has production capacity to provide ceramic products for approximately 75 to 80 stores. At December 31, 1997, the factory was operating at approximately 40% of capacity. For information relative to the Company's future minimum lease payment obligations under its long-term operating leases, see Note 14 to the Consolidated Financial Statements. For listing of the Company's restaurant locations and related square foot information, see "-- Restaurants Opened as of March 19, 1998."

     The Company's principal executive office is located in approximately 11,400 square feet of leased space in Los Angeles, California, under a five-year lease which expires May 31, 1999, with a base rent of approximately, $16,000 per month. In March 1997, Color Me Mine relocated to an office facility located in Sherman Oaks, California where it leased 7,600 square feet of space at a base rent of approximately $9,000 per month expiring in May 2000. In August, 1997, Color Me Mine moved its corporate offices to the Color Me Mine factory and has subleased the former office space. See "Business - Recent Developments."

     In addition, certain corporate offices of the Company were located in space leased by Berg Enterprises, Inc., a company owned by the Company's former Chairman, located in Iselin, New Jersey. This agreement was terminated, effective December 31, 1997. During the year ended December 31, 1997, the Company compensated Berg Enterprises, Inc. in the amount of $16,600 for the use of such space.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
          MATTERS

     Since the Company's initial public offering in October 1991, the Company's Common Stock has traded in the over-the-counter market and has been listed for quotation through the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). Prior to such date, there was no public market for the Common Stock. On August 14, 1995, the Company was accepted for quotation on the Nasdaq National Market.

     The following table sets forth for the periods identified the high and low sales price of the Common Stock for the periods indicated, as reported by Nasdaq.

                                             HIGH             LOW
                                             ----          ---------
YEAR ENDED DECEMBER 31, 1996
  First Quarter                              $ 9.125        $6.125
  Second Quarter                              10.000         7.750
  Third Quarter                                9.250         6.250
  Fourth Quarter                               8.812         6.000
YEAR ENDED DECEMBER 31, 1997
  First Quarter                                7.690         6.000
  Second Quarter                               7.250         3.625
  Third Quarter                                7.000         4.563
  Fourth Quarter                               4.969         2.156
YEAR ENDING DECEMBER 31, 1998
  First Quarter (through March 19, 1998)       2.340         1.250

     On March 19, 1998, there were 684 holders of record of the Company's Common Stock. The Company estimates that there are approximately 10,000 beneficial owners of such stock.

     The Company has not paid cash dividends on its Common Stock since its incorporation and does not intend to declare any such dividends in the foreseeable future. The Company is obligated to pay dividends at the rate of 5% per annum (which generally may be in cash or Common Stock) on its Series A Convertible Preferred Stock issued in March 1996. The Company is also obligated to pay dividends at the rate of 6% per annum (which generally may be in cash or Series B Preferred Convertible Stock) on its Series B Convertible Preferred Stock issued in February 1997. See "Business - Recent Developments."

ITEM 6.   SELECTED FINANCIAL DATA

(In thousands, except per share amounts and number of restaurants)

                                                                       Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                    1993           1994           1995           1996           1997
                                                 ----------     ----------     ----------     ----------     ----------
INCOME STATEMENT DATA:
Revenue                                           $ 5,807         $ 8,772        $19,221        $36,608       $ 68,338
Loss from continuing operations                         -               -         (6,966)        (8,550)       (19,636)
Income (loss) from discontinued operations              -               -             55           (735)        (9,786)
Net Loss                                           (2,219)         (4,782)        (6,911)        (9,285)       (29,422)
Per Common Share:
    Loss from continuing operations                 (0.48)          (0.63)         (0.57)         (0.78)         (1.09)
    Loss from discontinued operations                   -               -              -          (0.05)         (0.46)
    Net loss                                        (0.48)          (0.63)         (0.57)         (0.83)         (1.55)

BALANCE SHEET DATA:
Total assets                                      $ 5,732         $ 8,356        $26,555        $49,772       $ 75,463
Long-term debt, including current portion               -               -            193          1,695         13,793
Stockholders' equity                                4,512           3,748         21,543         42,549         42,749
Stockholders' equity per common share                0.63            0.44           1.51           1.06           0.66

OTHER DATA:
Average annual sales per unit(1)                  $   796         $ 1,163        $ 1,533        $ 1,907       $  1,753
Number of restaurants open at period end(2)             7               8             16             27             50
Average annual same store sales growth(3)            23.6%           56.7%          21.5%          10.6%           2.6%

------------------------------
(1) Average annual sales per unit is computed by averaging sales for Koo Koo Roo stores open 24 months or more.

(2) Includes the 14 Hamburger Hamlet restaurants acquired in May 1997.

(3) Average annual same store sales growth for Koo Koo Roo stores is computed by subtracting the current year average annual sales from the prior year and dividing the difference by the prior year average annual sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

  The discussion below and elsewhere in this Report on Form 10-K includes forward looking statements about the future business results and activities of the Company which, by their very nature, involve a number of risks and uncertainties. For an explanation of certain of these risks and uncertainties, see the matters discussed in the last paragraph of this Introduction section and the materials referred to therein. See "Business - Business Risks".

  Calendar years 1996 and 1997 marked periods of continued expansion for the Company as the Company opened 12 (of which 10 are still open) and 14 (of which 11 are still open) new restaurants during 1996 and 1997, plus the acquisition of 14 Hamburger Hamlet restaurants in May 1997. At December 31, 1997, the Company operated 50 restaurants. Subsequent to December 31, 1997 the Company opened three Koo Koo Roo restaurants in January 1998 and closed three Koo Koo Roo restaurant locations in the Washington D.C. beltway area and decided to focus its development efforts primarily on the California and Nevada markets.

  In March 1996, the Company acquired 90% of the common stock of Color Me Mine, a small chain of paint-your-own ceramics studios then located in Southern California. The total consideration consisted solely of 377,000 shares of Koo Koo Roo Common Stock. The acquisition was accounted for using the pooling of interest method of accounting. During November 1997, Company management adopted a plan to dispose of this subsidiary during 1998. Accordingly, the operations of Color Me Mine are presented as discontinued operations in the statement of operations and prior years financial statements were restated to conform to the presentation of discontinued operations.

  On May 19, 1997, the Company consummated the acquisition of 14 Hamburger Hamlet restaurants for a purchase price of $11.7 million, consisting of $9.7 million in cash from the Company's existing working capital and 150,000 shares of the Company's Common Stock, plus fees and expenses of approximately $700,000. The Company also assumed $250,000 in debt and real property leases related to the Hamburger Hamlet Restaurants. The acquisition was accounted for using the purchase method of accounting, accordingly, the assets acquired and liabilities assumed were recorded at fair values. The operating results of the Hamburger Hamlet restaurants are included in the Company's consolidated financial statements from the date of acquisition. The purchase price is subject to adjustment with respect to that portion of the purchase price paid in shares of the Company's Common Stock.

  During the third and fourth quarters of 1997, the Company recorded significant adjustments amounting to approximately $4.4 million relating to, among other things, closing certain restaurant locations that were operating at a loss with little hope of achieving profitability in the foreseeable future. Also during the fourth quarter, as mentioned above, the Company accrued a $7.0 million charge relating to the estimated cost of disposal of the Color Me Mine segment, which is expected to be completed during 1998.

  During the first quarter of 1998, the Company adopted a plan to restructure the Company and concentrate its efforts on its core business of operating restaurants. In connection with this plan, the Company closed the three remaining Koo Koo Roo California Kitchen(TM) stores located in the Northeastern part of the United States. The Company intends to focus it efforts on operating restaurants in California and Nevada. The Company also has a 28% ownership interest in three restaurants operated in Toronto, Ontario, Canada. The Company will continue to operate the 14 Hamburger Hamlet restaurants acquired during 1997. As part of the restructuring efforts, the Company will recognize restructuring and other charges of $10.0 to $12.0 million during the first quarter ending March 31, 1998. Such charges relate to management's decision to exit the Washington D.C. beltway market with respect to its Koo Koo Roo California Kitchen concept, further reduce corporate staffing levels, close its Arrosto Coffee plant and various other charges. The Company believes that these steps along with improving operating efficiencies at the stores will help improve operating results during 1998 and in future periods.

  Many of the statements made herein are forward looking and, among other things, relate to the prospects for the Company to expand and attain profitable operations. The Company has historically incurred net losses and the Company presently anticipates that it will continue to incur operating losses during 1998. However, the Company believes that the net operating losses should begin to decrease during the next calendar year both in the aggregate and as a percentage of sales. Management presently cannot predict precisely when the Company may achieve profitable operations. The Company's current level of overhead contemplates more restaurants than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors. See "Business-- Business Risks."

RESULTS OF OPERATIONS

    The Company's operations consist of the Koo Koo Roo and Hamburger Hamlet chain of restaurants and the Color Me Mine "paint-your-own" ceramics studios. Management's discussion of the results of operations addresses the results of each segment separately to provide the reader with a better understanding of the Company's operations. Following are the results of operations for each segment:

                                                                             DISCONTINUED CERAMIC
                                                 RESTAURANTS                   STUDIO OPERATIONS
                                       --------------------------------   ---------------------------
                                         1995       1996        1997       1995     1996       1997
                                       --------   ---------   ---------   ------   -------   --------
                                                               (In thousands)

   Revenues                            $19,221    $ 36,608    $ 68,338    $1,091   $2,018    $ 4,071
                                       -------    --------    --------    ------   ------    -------

   Costs and Expenses:
    Cost of sales                       13,981      26,160      47,437       541    1,328      2,467
    Occupancy expense                    1,737       4,153       5,957       122      281        943
    Other operating expenses             8,501      12,237      21,871       331    1,071      2,582
    Depreciation and amortization        2,111       4,152       8,071        42      127        624
    Loss on store closings                 587           -       4,274         -        -        155
                                       -------    --------    --------    ------   ------    -------
     Total                              26,917      46,702      87,610     1,036    2,807      6,771
                                       -------    --------    --------    ------   ------    -------

   Operating income (loss)             $(7,696)   $(10,094)   $(19,272)   $   55   $ (789)   $(2,700)
                                       =======    ========    ========    ======   ======    =======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

  Restaurant Operations

  Restaurant sales for the year ended December 31, 1997 amounted to $68,388,000 compared to $36,608,000 for the year ended December 31, 1996, an increase of 87%. The increase in revenues was produced by thirteen restaurants which operated during both the current and prior calendar years and fourteen new restaurants open for part of the current year, plus fourteen Hamburger Hamlet restaurants acquired in May 1997. Comparable same store sales for the Koo Koo Roo restaurants open throughout both 1997 and 1996 increased by 2.6%.

  Gross profit on sales for calendar year 1997 increased to $20,901,000 from $10,448,000 for the prior year. As a percentage of sales, gross profit increased to 30.5% in 1997 compared to 28.5% for 1996. Gross profit generally increases in mature stores (those open more than three months) and are lower in newly opened stores. All but six Company stores were open for more than three months during the 1997 calendar year. The Hamburger Hamlet restaurants, included for seven months, contributed to the overall improvement in the gross profit percentage. The Company closed four Koo Koo Roo California Kitchen(TM) stores during 1997. Cost of sales improvements included efficiency improvements, waste reduction and increased volumes, which resulted in lower food, beverage and paper costs (3.1%) but were partially offset by increased labor costs of 2.1% of sales during the current year as compared to the prior year.

  Occupancy costs increased to $5,957,000 for the year ended December 31, 1997 compared to $4,153,000 during the prior year. Occupancy costs as a percentage of sales improved slightly during 1997 as compared to 1996. Depreciation and amortization expenses increased to $8,071,000 from $4,152,000 for the prior year. The increase resulted from additional Koo Koo Roo store openings during 1997 and the acquisition of the Hamburger Hamlet restaurants.

  Other operating expenses, which include other store operating and corporate overhead expenses, amounted to $21,871,000 for the year ended December 31, 1997 compared to $12,237,000 for 1996. The increase was due to several factors, including approximately $4,691,000 relating to new Koo Koo Roo stores openings and the acquisition of the 14 Hamburger Hamlet restaurants. As a percentage of sales, store operating expenses increased by 1% of sales during 1997. Corporate overhead expenses increased by approximately $4,324,000, however, improved as a percentage of sales from 23% to 19%. This percentage improvement resulted from higher volume including the addition of the Hamburger Hamlet operations.

  Depreciation and amortization increased by $3,919,000 to $8,071,000 during 1997. The increase related to several factors including: the acquisition of Hamburger Hamlet, the new stores opened during 1997 plus a full year's depreciation for the stores opened in 1996. In addition, certain intangible assets were written down during the fourth quarter amounting to $2,573,000.

    Minority interest represents the limited partners' interest in two partnerships which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentage. The financial results of the partnerships have been consolidated with those of the Company.

  The Company's present expansion plans contemplate a number of new store openings during the balance of 1998 and into 1999. In connection with new store openings, pre-opening costs (such as training of new employees and various site costs) are capitalized until the store is opened at which time they are amortized on a straight-line basis over the first twelve months' operations.
See Item 1. "Business --Restaurants in Operation and Expansion Plans."

    DISCONTINUED OPERATIONS

  In November 1997, the Company decided to dispose of its 90% owned subsidiary, Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations at December 31, 1997. The Company's discontinued operations resulted in a loss of $9,786,000 in 1997, compared to a loss of $735,000 for 1996. The loss for 1997 include operating losses of $2,786,000 and a charge of $7,000,000 representing the estimated loss on disposal of Color Me Mine, including estimated operating losses of $1,200,000 to be incurred during the phase-out period.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

    RESTAURANT OPERATIONS

  Sales of $36,608,000 for 1996 were produced by sixteen restaurants which operated during both the current and prior calendar years and twelve new restaurants open for part of the current year. Sales for the restaurants amounted to $19,221,000 for the prior year. Comparable sales for the restaurants open throughout both 1996 and 1995 increased by 10.6%.

  Gross profit on sales for 1996 increased to $10,448,000 from $5,240,000 for the prior year. As a percentage of sales, gross profit increased to 28.5% in the current year compared to 27.3% in the prior year. Gross profit generally increases in mature stores (those open more than three months) and are lower in newly opened stores. All but four Company stores were open for more than three months during the 1996 calendar year. Cost of sales improvements included efficiency improvements, waste reduction and increased volumes, which resulted in improvements in overall food and paper costs. Labor costs as a percentage of sales decreased by approximately 1.8% during the current year as compared to the prior year.

  Occupancy costs increased to $4,153,000 for the year ended December 31, 1996 compared to $1,737,000 during the prior period. Store occupancy costs as a percentage of sales were approximately the same in both years. Depreciation and amortization expenses increased to $4,152,000 from $2,111,000 for the prior year. The increase resulted from the new store openings during 1996 plus a full years depreciation and amortization for stores opened during the prior year.

  Other operating expenses which include other store operating and corporate overheard expenses amounted to $12,237,000 for the current year compared to $8,501,000 for 1995. This increase was primarily due to the Company's expansion. As a percentage of sales, other operating expenses decreased to 36% from 44% during the prior year, primarily as a result of increased sales and higher per store volumes which resulted in decreases in other fixed expenses. Included in other operating expenses during 1996 were marketing and advertising costs of approximately $400,000 and employee severance costs approximating $125,000. Personnel and other corporate expenses increased during 1996 as the Company continued to build the infrastructure necessary for its planned growth.

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

  DISCONTINUED OPERATIONS

  The ceramics studio operations incurred a loss for the year ended December 31, 1996 amounting to $735,000 compared to net income of $55,000 for the year ended December 31, 1995. The loss for 1996 results primarily from the costs associated with opening new locations and the cost of relocation and expansion of the ceramics production facility. Sales increased by 54% from $1,091,000 to $2,018,000 during 1996 as compared to the prior year, primarily as the result of 13 new studio openings during the year, nine of which opened in the fourth quarter. Additional revenues were received during the year ended December 31, 1996 amounting to $363,000 from the sales of franchise areas and royalties.

LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

  Total cash, cash equivalents and marketable securities at December 31, 1997 amounted to $12,652,000. During the past two years the Company expended cash resources principally to build new and remodeled Koo Koo Roo California Kitchen(TM) stores, acquire Hamburger Hamlet, expand the operations of Color Me Mine and finance operating losses. During 1997, the Company completed the construction of 14 Koo Koo Roo restaurants, two of which were sold and leased back. In addition, as of December 31, 1997, four Koo Koo Roo restaurants were in various stages of construction plus seven other locations with signed leases.

  Net cash used in operating activities amounted to $2,271,000, $4,784,000 and $8,671,000 during the years ended December 31, 1995, 1996 and 1997. The increases were primarily caused by net losses each year and were partially offset by increases in payables and accrued liabilities of $2,345,000, $1,252,000 and $12,046,000 and depreciation and amortization of $2,153,000, $4,434,000 and $8,071,000 during the years ended December 31, 1995, 1996 and 1997.

  Net cash used in investing activities, including purchases of property and equipment together with costs for acquiring certain locations, amounted to $15,599,000, $25,325,000 and $28,047,000 during the years ended December 31,
1995, 1996 and 1997. Also included in investing activities were purchases and sales of marketable securities which resulted in net funds used of $3,663,000, $1,557,000 and $492,000 during the years ended December 31, 1995, 1996 and 1997.

  Net cash provided by financing activities amounted to $20,828,000, $31,198,000 and 39,067,000 during the years ended December 31, 1995, 1996 and 1997. The Company received $19,876,000, $31,561,000 and $27,476,000 from sales of Common Stock and Preferred Stock during the years ended December 31, 1995, 1996 and 1997. In August 1997 the Company issued $12,000,000 aggregate principal amount of 13% in Senior Notes due August 2000. During 1997 the Company's Color Me Mine subsidiary borrowed $500,000 under a line of credit agreement with a bank. The line of credit is secured by a certificate of deposit of the same amount.
During calendar years 1996 and 1997, the Company received capital contributions of $616,000 and $121,000 from minority partners of partnerships and joint ventures which owned restaurants. In November 1996, the Company utilized $1,645,000 to repurchase a portion of the outstanding stock purchase warrants issued in connection with private placements originating during 1995.

  At December 31 1997, management has provided a 100% valuation allowance amounting to approximately $21.2 million against the net deferred tax asset represented primarily by its net operating loss carry forwards due to the Company not being able to determine that it was more likely than not the net deferred tax asset would be realized.

  CAPITAL RESOURCES

  In February 1997, the Company completed a private placement of the Series B Convertible Preferred Stock and received a total of $26.6 million (net of related costs and transaction expenses of $2.4 million). The Series B Convertible Preferred Stock is convertible at the rate of 15% of each holders' shares per month starting in the fourth month, into the Company's Common Stock at the market price, less a discount of 3% on the 91st day after issuance, increasing to 25% at the end of 13 months. The conversion ratio is based on the market price of the Company's Common Stock at the time of the conversion. The Company also issued to the placement agent a warrant to purchase 29,000 shares of Series B Convertible Preferred Stock at $100 per share. The holders of the Series B Convertible Preferred Stock had converted all but 50,490 shares of such preferred stock to Common Stock as of March 19, 1998.

  In August 1997, the Company issued $12,000,000 aggregate principal amount of Senior Notes due 2000 (the "Senior Notes") to an institutional investor in a private placement. The Senior Notes carry an interest rate of 13% per annum payable quarterly. The Senior Notes also included five-year purchase warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The Senior Notes provide that the Company redeem $2.5 million on February 28, 1999. Mandatory redemptions of the balance, prior to the due date of the Senior Notes, are only required if there is a change of control, sale of securities resulting in proceeds in excess of $20 million or certain dispositions of assets as outlined in the Senior Notes.

  Management believes that the Company's existing capital resources will be sufficient to fund its planned operations and growth for the next twelve months. The Company' long-term debt as of December 31, 1997 amounts to $13,793,000. Management estimates that an investment of approximately $8.0 to $9.0 million may be required for capital expenditures relating to stores under construction plus new locations planned for 1998. The Company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues. The Company has also consummated sale-leaseback agreements for the Burbank and Aliso Viejo properties which generated approximately $2.2 million in cash for the Company in 1997.

  To date, the development and expansion of Color Me Mine has been financed by advances from Koo Koo Roo, Inc., which totaled approximately $9.1 million at December 31, 1997. As indicated above the Company has adopted a plan to dispose of this subsidiary during 1998.

  The timing of future capital requirements will be affected by, among other things, the number of stores opened, operational results, real estate development, and other potential corporate opportunities, which may include joint ventures in the United States and internationally and the acquisition of complimentary businesses. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to business opportunities. The Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities.

NEW ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any effect on its financial position or results of operations. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the SFASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any effect on its financial position or results of operations; however, disclosures with respect to the aforementioned items may be expanded.

SEASONALITY

    Company revenues in certain geographic areas appear to be subject to seasonal fluctuations. These seasonal fluctuations have not to date been apparent in overall results due to more significant trends including, but not limited to, same store sales growth and unit growth.

INFLATION

    The Company does not believe that inflation has to date had a material impact on its operations. Significant increases in labor, food, or other operating costs could have a material adverse affect on the Company's results if the Company were for some reason unable to pass along cost increases relating to general inflation by increasing its prices.

YEAR 2000

    The Company is in the process of determining what, if any, steps have to be taken to cure any potential computer software problems associated with the year 2000. Based on preliminary discussions with the Company's software vendors, the Company has determined that it will not incur any material liability to upgrade computer programs to accommodate the year 2000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    Information concerning directors and executive officers of the Registrant is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

   Information concerning executive compensation of the Registrant is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owner and management of the Registrant is incorporated herein by reference to the Company definitive Proxy Statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning security ownership of certain beneficial owner and management of the Registrant is incorporated herein by reference to the Company definitive Proxy Statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1)   FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements                     F-1

                   Report of Independent Certified Public Accountants             F-2

                   Consolidated Balance Sheets as of
                        December 31, 1996 and 1997                                F-3

                   Consolidated Statements of Operations for the
                        years ended December 31, 1995, 1996 and 1997              F-4

                   Consolidated Statements of Stockholders' Equity for the
                        years ended December 31, 1995, 1996 and 1997              F-5

                   Consolidated Statements of Cash Flows for the
                        years ended December 31, 1995, 1996 and 1997              F-6

                   Notes to Consolidated Financial Statements                     F-7

          (a)(2)   FINANCIAL STATEMENT SCHEDULES

                   All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

          (a)(3)   EXHIBITS

The following exhibits are filed in the order hereinafter listed:

EXHIBIT
-------
    3.1   Restated Certificate of Incorporation of Registrant/1/
    3.2   Amended and Restated Bylaws of Registrant, as amended March 1992/2/
    3.3   Bylaw Amendment Changing year-end/3/
    3.4   Certificate of Amendment to the Restated Certificate of Incorporation of Koo Koo Roo, Inc./10/
    3.5   Certificate of Designations of 5% Convertible Preferred Stock/9/
    4.1   Form of Certificate for Common Stock of Registrant/1/
    4.2   Form of Certificate for 5% Convertible Preferred Stock of Registrant/9/
    4.3   Form of Amendment to the Restated Certificate of Incorporation of Registrant/9/
    4.4   Certificate of Designations of 5% Convertible Preferred Stock of Registrant/9/
    4.5   Form of Warrant Agreement used in connection with the Company's February 1995 private placement of Company Common Stock and Warrants/8/
    4.6   Form of Warrant Agreement used in connection with the Company's June 1995 private placement of Company Common Stock and Warrants/8/
    4.7   Form of Stock Purchase Agreement dated March 12, 1996 by and among the Registrant and the purchasers named therein/9/
    4.8   Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the
          Registrant and the purchasers named therein/9/
    4.9   Certificate of Designations of Series B 6% Convertible Preferred Stock/13/
    4.10  Form of Certificate for Series B 6% Convertible Preferred Stock/13/
    4.11  Form of Series B Preferred Stock Investment Agreement dated February 27, 1997 by and among the Registrant and the purchasers named therein/13/
    4.12  Form of Series A 5% Convertible Preferred Stock Warrant Agreement dated March 20, 1996/14/
    4.13  Form of Common Stock Warrant Agreement dated March 12, 1996/14/
    4.14  Form of Series B 6% Convertible Preferred Stock Warrant Agreement dated February 27, 1997/15/
   10.49  Agreement of Limited Partnership of KKRO Partners L.P. dated March 23, 1994/4/
   10.50  Area Development Agreement dated August 19, 1993 between the Registrant and Mel Harris/5/
   10.55  Amended and Restated Employment Agreement of Kenneth Berg dated as of
          January 9, 1995 and related letter agreement/8/
   10.56  Amended and Restated Employment Agreement of Michael Mosslin dated as of March 17, 1995/8/
   10.59  Stock Awards Plan/6/
   10.60  Form of Non-Qualified Stock Option Agreement Under the Stock Awards Plan/8/
   10.61  Directors' Stock Option Plan, as amended/7/
   10.62  First Amendment to the Harris Development Agreement dated as of August 25, 1995/8/

EXHIBIT
-------
  10.63        KKRO Partners, L.P. Purchase Agreement dated as of September 26, 1995 by and between the Company and KKRO Partners, L.P./8/
  10.64        KKRO Partners, L.P. Liquidation Agreement dated as of September 28, 1995 by and between the Company and KKRO Partners, L.P./8/
  10.65        Form of Warrant Agreement used in connection with the Company's February 1995 private placement of Company Common Stock and Warrants /8/
  10.66        Form of Warrant Agreement used in connection with the Company's June 1995 private placement of Company Common Stock and Warrants/8/
  10.67        Form of Stock Purchase Agreement dated March 12, 1996 by and among the
               Registrant and the purchasers named therein/9/
  10.68        Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the Registrant and the purchasers named therein/9/
  10.69        Agreement for Acquisition of Color Me Mine, Inc./10/
  10.70        Canadian Letter of Intent/10/
  10.71        Business Development Services Agreement, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation/11/
  10.72        Non-Qualified Stock Option Agreement for Restaurant Marketing Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation/11/
  10.73        Non-Qualified Stock Option Agreement for Restaurant Marketing Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation/11/
  10.74        Second Amendment to Area Development Agreement, dated as of May 8, 1996, by and between the Registrant, Koo Koo Roo Licensing Systems, Inc. and
               Restaurant Acquisition Corporation/11/
  10.75        Employment Agreement and Non-Qualified Stock Option Agreement, dated as of
               May 8, 1996, by and between the Registrant and Mel Harris/11/
  10.76        Color Me Mine, Inc. Area Development Agreement/12/
  10.77        Asset Purchase Agreement By and Between Hamburger Hamlet, Inc. and the Registrant
               dated as of March 21, 1997/16/
  21.1         Subsidiaries of Registrant/17/
  23.1         Consent of BDO Seidman, LLP/17/
  27.1         Financial Data Schedule/17/

footnotes
------------

/1/  Incorporated by reference to identical exhibit number in the Company's
     Registration Statement on Form S-18 (No. 33-42487-NY) declared effective on
     October 15, 1991.
/2/  Incorporated by reference to identical exhibit number in the Company's
     Transition Report on Form 10-K for the six months ended June 30, 1992.
/3/  Incorporated by reference to identical exhibit number in the Company's
     Current Report on Form 8-K dated December 14, 1995 (filed with the
     Commission on December 15, 1995).
/4/  Incorporated by reference to identical exhibit number in the Company's
     Annual Report on Form 10-K/A for the fiscal year ended June 30, 1993 (filed with the Commission on April 25, 1994).

/5/ Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
/6/ Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated December 15, 1994.
/7/ Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated November 15, 1993.
/8/ Incorporated by reference to identical exhibit number in the Company's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995.
/9/ Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated March 18, 1996.
/10/ Incorporated by reference to the exhibits filed with the Company's
     Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
/11/ Incorporated by reference to identical exhibit number in the Company's
     Registration Statement on Form S-1 (No. 333-3360) declared effective on June 11, 1996.
/12/ Incorporated by reference to the exhibits filed with the Company's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
/13/ Incorporated by reference to the exhibits filed with the Company's Current
     Report on Form 8-K dated February 27, 1997.
/14/ Incorporated by reference to the exhibits filed with the Company's
     Registration Statement on Form S-3 (No.333-23263) as filed on March 13,
     1997.
/15/ Incorporated by reference to the exhibits filed with the Company's
     Amendment No. 2 Registration Statement on Form S-3 (No.333-23263) as filed on June 5, 1997.
/16/ Incorporated by reference to identical exhibit number in the Company's
     Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.
/17/ Filed herewith.

      b)  REPORTS ON 8-K
          Current report on Form 8-K, dated October 16, 1997, which includes the Company's press release, dated October 16, 1997, announcing the Company third quarter 1997 charge of $4.8 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KOO KOO ROO, INC.


Date:  March 27, 1998                 By:   /S/ A. WILLIAM ALLEN
                                           ----------------------------------
                                           A. William Allen
                                           Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                            Date
---------                 -----                            ----

/S/ A. WILLIAM ALLEN      Chief Executive Officer          March 27, 1998
-----------------------   and Director
A. William Allen          (Principal Executive Officer)


/S/ LEE A. IACOCCA        Chairman of the Board            March 27, 1998
-----------------------
Lee A. Iacocca


/S/ WILLIAM M. MCKAY        Chief Financial Officer        March 27, 1998
-----------------------     and Treasurer
William M. McKay            (Principal Financial Officer)


/S/ JEANNE GILES            Vice-President, Controller     March 27, 1998
-----------------------     (Principal Accounting Officer)
Jeanne Giles


/S/ MEL HARRIS              Director                       March 27, 1998
-----------------------
Mel Harris


/S/ DONALD  WOHL            Director                       March 27, 1998
-----------------------
Donald Wohl


/S/ ROBERT F. KAUTZ         Director                       March 27, 1998
-----------------------
Robert Kautz


                       KOO KOO ROO, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                      Page
                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants..................   F-2

          Consolidated Balance Sheets as of
            December 31, 1996 and 1997..............................   F-3

          Consolidated Statements of Operations for the
            years ended December 31, 1995, 1996 and 1997............   F-4

          Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 1995, 1996 and 1997............   F-5

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1995, 1996 and 1997............   F-6

          Notes to Consolidated Financial Statements................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
 Stockholders of
Koo Koo Roo, Inc.

We have audited the accompanying consolidated balance sheets of Koo Koo Roo, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koo Koo Roo, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



BDO SEIDMAN, LLP

Los Angeles, California
March 20, 1998

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                           December 31,
                                                                                        -------------------
                           ASSETS                                                         1996        1997
                           ------                                                       -------     -------
CURRENT ASSETS:
          Cash and cash equivalents                                                     $ 4,591     $ 6,940
          Marketable securities                                                           5,220       5,712
          Receivables                                                                       707       1,330
          Notes receivable                                                                1,096       1,214
          Inventories                                                                       815       1,237
          Prepaid expenses and other                                                        196       1,086
                                                                                        -------     -------
              Total current assets                                                       12,625      17,519

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                               462       1,382
PROPERTY AND EQUIPMENT, net                                                              31,307      45,227
INTANGIBLE AND OTHER ASSETS, net                                                          5,378      11,335
                                                                                        -------     -------

              TOTAL ASSETS                                                              $49,772     $75,463
                                                                                        =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
          Accounts payable                                                             $  3,265    $  5,512
          Other accrued liabilities                                                       1,399       3,816
          Accrued payroll                                                                   634         902
          Accrued store closings and disposal costs                                           -       8,450
          Current portion of long-term debt                                                 220         803
                                                                                       --------    --------
              Total current liabilities                                                   5,518      19,483
                                                                                       --------    --------
LONG-TERM DEBT                                                                            1,475      12,990
                                                                                       --------    --------
MINORITY INTERESTS IN SUBSIDIARIES                                                          230         241
                                                                                       --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Common Stock, $.01 par value, 50,000,000 shares authorized;
            15,933,822 and 26,770,170 shares issued and outstanding                         159         268
          Preferred Stock, $.01 par value, 5,000,000 shares authorized; 1,027,193 and 175,342 shares of Series A and 0 and 215,839 shares of
            Series B convertible preferred stock issued and outstanding
            (aggregate liquidation preference $25,173,850)                                   10           4
          Additional paid-in capital                                                     73,623     106,632
          Accumulated deficit                                                           (30,608)    (63,414)
          Treasury stock, 72,512 and 147,012 shares, at cost                                 (2)       (238)
          Common Stock issued for unearned compensation                                    (633)       (503)
                                                                                       --------    --------
              Total stockholders' equity                                                 42,549      42,749
                                                                                       --------    --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 49,772    $ 75,463
                                                                                       ========    ========

          See accompanying notes to consolidated financial statements.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)

                                                                   Year ended December 31,
                                                                  ------------------------
                                                                1995       1996        1997
                                                              -------    --------    -------
RESTAURANT SALES                                              $19,221    $ 36,608    $ 68,338
                                                              -------    --------    --------
COSTS AND EXPENSES:
          Food, labor and related costs                        13,981      26,160      47,437
          Occupancy expenses                                    1,737       4,153       5,957
          Other operating expenses                              8,501      12,237      21,871
          Depreciation and amortization                         2,111       4,152       8,071
          Loss on store closings                                  587           -       4,274
                                                              -------    --------    --------
            Total                                              26,917      46,702      87,610
                                                              -------    --------    --------

LOSS FROM OPERATIONS                                           (7,696)    (10,094)    (19,272)

OTHER INCOME (EXPENSE):
          Interest expense                                         (9)        (95)       (807)
          Interest and other income                               593       1,299       1,103
          Equity in net loss of joint ventures                      -           -        (981)
          Minority interest in net loss of joint venture          146         340         321
                                                              -------    --------    --------

LOSS FROM CONTINUING OPERATIONS                                (6,966)     (8,550)    (19,636)

DISCONTINUED OPERATIONS:
          Income (loss) from operations of Color
            Me Mine subsidiary held for sale                       55        (735)     (2,786)
          Estimated loss on disposal of the net assets
            of Color Me Mine, including $1,200 for
            operating losses during phase-out period                -           -      (7,000)
                                                              -------    --------    --------

NET LOSS                                                       (6,911)     (9,285)    (29,422)

Dividends on preferred stock                                        -      (3,048)     (3,384)
                                                              -------    --------    --------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $(6,911)   $(12,333)   $(32,806)
                                                              =======    ========    ========
PER COMMON SHARE:
          Loss from continuing operations                      $(0.57)   $  (0.78)     $(1.09)
          Loss from discontinued operations                         -       (0.05)      (0.46)
                                                              -------    --------    --------

          Net loss                                             $(0.57)   $  (0.83)     $(1.55)
                                                              =======    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
          AND COMMON EQUIVALENT SHARES                         12,094      14,878      21,210
                                                              =======    ========    ========

          See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)



                                        Common                    Preferred
                                        Stock                     Stock            Additional
                                ------------------------   ---------------------    Paid-in                 Treasury      Unearned
                                  Shares       Amount        Shares      Amount     Capital     Deficit      Stock     Compensation
                                ----------   -----------   -----------   -------   ---------   ---------   ---------   -------------
Balance, January 1, 1995            8,901           $ 89           --    $   --    $ 14,999    $(11,339)      $  (1)      $  --
 Stock Issuances:
          Private placements        3,986             40                             17,622
          Exercise of stock
           options                     62              1                                221
          Exercise of
           warrants                   480              4                              1,987
          Purchase of
           minority interest          300              3                              1,909
          Payment of expenses         160              2                                862
          Purchase of assets          241              2                              1,925
          Employment contract         200              2                                943                                (945)
          Distributions to
           stockholders                                                                             (25)
 Purchase of  treasury stock                                                                                     (1)
 Amortization of unearned
          compensation                                                                                                      154
 Net loss                                                                                        (6,911)
                                   ------           ----       ------       ---    --------    --------       -----       -----
Balance, December 31, 1995         14,330            143                             40,468     (18,275)         (2)       (791)

 Stock Issuances:
          Private placements          453              5        1,200        12      30,398
          Exercise of stock
           options                    246              3                              1,143
          Payment of expenses          17                                                92
          Purchase of assets           26                                               175
          Conversions of
           preferred stock            726              7         (173)       (2)         (5)
 Repurchase of stock warrants                                                        (1,645)
 Preferred stock dividends            136              1                              2,997      (3,048)
 Amortization of unearned
  compensation                                                                                                              158
 Net loss                                                                                        (9,285)
                                   ------           ----       ------       ---    --------    --------       -----       -----
Balance, December 31, 1996         15,934            159        1,027        10      73,623     (30,608)         (2)       (633)

 Stock Issuances:
          Private placements          285              3          290         3      26,630
          Exercise of stock
           options                    226              2                                837
          Purchase of assets          177              2                              1,879
          Conversion of
           stock warrant              227              2                                 (2)
          Conversions of
           preferred stock          9,907             99         (937)       (9)        (70)
 Non-employee stock options                                                             634
 Preferred stock dividends             14              1           11                 2,712      (3,384)
 Purchase of  treasury stock                                                                                   (236)
 Warrants issued with debt                                                              389
 Amortization of unearned
  compensation                                                                                                              130
 Net loss                                                                                       (29,422)
                                   ------           ----       ------       ---    --------    --------       -----       -----
Balance, December 31, 1997         26,770           $268          391       $ 4    $106,632    $(63,414)      $(238)      $(503)
                                   ======           ====       ======       ===    ========    ========       =====       =====

          See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

               Increase (Decrease) in Cash and Cash Equivalents

                                                                       Year ended December 31,
                                                                      ---------------------------
                                                                      1995       1996        1997
                                                                      ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                 $ (6,911)   $ (9,285)   $(29,422)
          Adjustments to reconcile net loss to net cash used
           in operating activities:
            Depreciation and amortization                             2,153       4,434       8,071
            Deferred franchise revenue                                  (80)          -           -
            Minority interest in net loss                              (140)       (422)       (631)
            Assets written off or abandoned                             695           -       3,840
            Loss on disposal of discontinued operations                   -           -       7,000
            Changes in operating assets and liabilities,
              net of acquisition:
              Receivables                                               (96)       (416)       (494)
              Inventories                                               (80)       (628)       (191)
              Prepaid expenses and other                               (157)        281        (890)
              Accounts payable                                        1,125       1,659         661
              Accrued expenses and other liabilities                  1,220        (407)      3,385
                                                                   --------    --------    --------
           Net cash used in operating activities                     (2,271)     (4,784)     (8,671)
                                                                   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                      (10,155)    (19,459)    (17,460)
          Acquisition of Hamburger Hamlet                                 -           -     (10,527)
          Sale of marketable securities                                   -      15,160      17,426
          Purchase of marketable securities                          (3,663)    (16,717)    (17,918)
          Notes and loans to employees and others                      (276)       (920)       (664)
          Payments on notes and loans                                     -           -       1,337
          Sale and leaseback of store assets                              -           -       1,978
          Investments in and advances to related entities                 -        (528)       (790)
          Payment of pre-opening                                     (1,287)     (1,588)     (1,338)
          Lease acquisitions and other costs                           (218)     (1,273)        (91)
                                                                   --------    --------    --------
           Net cash used in investing activities                    (15,599)    (25,325)    (28,047)
                                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from private placements                       17,662      30,415      26,636
          Proceeds from borrowings                                      104       1,600      12,433
          Payments on loans payable                                    (115)        (97)       (336)
          Minority capital contributions                                616           -         120
          Dividends paid on preferred stock                               -         (49)       (390)
          Repurchase of Common Stock and warrants                         -      (1,645)       (236)
          Proceeds from exercise of stock options and warrants        2,214       1,146         840
          Other                                                         347        (172)          -
                                                                   --------    --------    --------
           Net cash provided by financing activities                 20,828      31,198      39,067
                                                                   --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,958       1,089       2,349
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            544       3,502       4,591
                                                                   --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $  3,502    $  4,591    $  6,940
                                                                   ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Business

          Koo Koo Roo, Inc. (the "Company") operates under the name Koo Koo Roo California Kitchen which owns and operates casual dining restaurants featuring flame-broiled skinless chicken, rotisserie chicken, hand-carved turkey, salads, sandwiches and fresh-baked goods. The Company's wholly-owned subsidiary The Hamlet Group, Inc., doing business under the name Hamburger Hamlet, operates full-service restaurants in a casual environment. The Company's wholly-owned subsidiary Arrosto Coffee Company, provides a variety of fresh-roasted coffees, pastries and other coffee-related products and merchandise. The Company, through its 90% owned subsidiary Color Me Mine, Inc. ("Color Me Mine"), owns and operates and also franchises "paint-your-own" ceramics studios which was discontinued in 1997.

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company, its subsidiaries and limited partnerships in which the Company holds a controlling interest. All significant intercompany transactions and balances are eliminated. The Company's principal subsidiaries include Hamburger Hamlet, Arrosto Coffee Company and Color Me Mine.

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

          Marketable Securities

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments in debt and equity securities into three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity investments are valued at amortized cost. Available-for-sale investments are valued at fair value with the net unrealized gains or losses shown as a separate component of stockholders' equity until realized. Trading investments are also valued at fair value, however, net unrealized gains or losses are included in earnings.

          Concentration of Credit Risks

          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1997, the Company has uninsured cash and cash equivalents in the amount of $3,351,000.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are comprised of food and supplies for its restaurants and ceramics products.

          Equity Method

          Investments in joint ventures in which the Company holds a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

          Property and  Equipment and Depreciation

          Property and equipment is recorded at historical cost and is depreciated over estimated useful lives of 5 to 7 years using the straight-line method. Leasehold improvements are recorded at cost and are amortized over the lesser of the estimated useful lives of the property or the lease term using the straight-line method.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


          Intangible Assets

          Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is amortized on the straight-line method over 25 years. Amortization expense charged to operations for the year ended December 31, 1997 was $60,000.

          Fair Value of Financial Instruments

          Estimated fair values of cash and short-term investments approximates the carrying value of such investments. The fair value of long-term debt based on the current rates at which the Company could borrow funds with similar remaining maturities, approximates its carrying value as of December 31, 1997.

          Store Locations

          The following is a summary of restaurant activity, excluding Arrosto Coffee and Color Me Mine locations:

                                       Number of Locations
                                      ----------------------
                                       1995    1996    1997
                                      ------   -----   -----
Beginning of year                         8      16      27
 Opened during year                       9      12      14
 Acquisition of Hamburger Hamlet          -       -      14
 Closed during year                      (1)     (1)     (5)
                                       ----    ----    ----
End of year                              16      27      50
                                       ====    ====    ====

          Pre-Opening Costs

          Pre-Opening costs, consisting primarily of salaries and related expenses and occupancy costs, are incurred by the Company prior to the opening of new restaurants and ceramics studios. These expenses are capitalized and are amortized over a 12-month period beginning the month the restaurant or ceramics studio opens.

          Lease Acquisition Costs

          Lease acquisition costs are being amortized over the term of each respective lease beginning the month the restaurant or ceramics studio opens.

          Revenue Recognition

          In connection with its business activity of selling individual and area franchises, principally with respect to Color Me Mine, the Company recognizes income from area franchise sales in accordance with Statement of Financial Accounting Standards No. 45. Franchise agreements with franchisees provide for initial franchise fees and continuing royalty payments to the Company based upon a percent of sales. The Company generally charges an initial franchise fee for each new franchised store that is added and in some cases, an area development fee which grants exclusive rights to develop a specific number of Color Me Mine studios in a designated geographic area. These fees are recognized ratably when substantially all the services required of the Company are complete and the stores covered by such agreements commence operations or upon cancellation or expiration of an area development agreement.

          Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the use of the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


          Stock-Based Compensation

          In 1996, the Company adopted for footnote disclosure purposes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

          Net Loss Per Common Share

          Statement of Financial Accounting Standards No. 128, "Earnings per Share" issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive. The net loss attributable to common stockholders has been adjusted for dividends paid on preferred stock and deemed dividends. The deemed dividend relates to the discount feature associated with the Company's Convertible Preferred Stocks, computed in accordance with the Securities and Exchange Commission's recent position on accounting for preferred stock which is convertible at a discount to the market. The dividends on preferred stock include deemed dividends of $1,945,000 and $1,419,000 for the years ended December 31, 1996 and 1997.

          Reclassifications

          The financial statements for 1995 and 1996 have been reclassified to conform to the current year's presentation.

          Long-Lived Assets

          The Company accounts for its long-lived assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently. During the year ended December 31, 1997, the Company provided reserves of assets to be disposed of as described in Note 2 below.

          New Accounting Pronouncements

          Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any effect on its financial position or results of operations. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the SFASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any effect on its financial position or results of operations; however, disclosures with respect to the aforementioned items may be increased.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 2 - DISCONTINUED OPERATIONS OF COLOR ME MINE

          In March 1996, the Company acquired 90% of the stock of Color Me Mine, a small chain of paint-your-own ceramics studios located in Southern California. The consideration consisted solely of 377,000 shares of the Company's Common Stock. Two founders of the acquired company received five year management agreements with annual compensation of $50,000 each plus profit sharing and certain change in control provisions. The acquisition was accounted for using the pooling of interest method of accounting.

          In November 1997, the Company initiated a plan to dispose of its 90% owned subsidiary, Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $7.0 million on the disposal of assets relating to the Color Me Mine subsidiary, including approximately $1.2 million relating to estimated losses during the phase out period. The accompanying consolidated balance sheet as of December 31, 1997 includes non-current assets of $728,000, long-term assets of $3,992,000 and total liabilities of $1,392,000 as well as the $7.0 million reserve for the disposal of these assets.

NOTE 3 - ACQUISITION OF HAMBURGER HAMLET RESTAURANTS

          On May 19, 1997, the Company completed the acquisition of fourteen
(14) Hamburger Hamlet restaurants for a purchase price of $11.7 million, consisting of $9.7 million in cash from the Company's existing working capital and 150,000 shares of the Company's Common Stock, plus fees and expenses of approximately $700,000. The Company also assumed $250,000 in debt and assumed real property leases related to the Hamburger Hamlet restaurants. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the Hamburger Hamlet restaurants included in the Company's consolidated financial statements from the date of acquisition. The excess of cost over net assets acquired of $2,586,000 is being amortized using the straight-line method over 25 years.

          Pursuant to the terms of the definitive purchase agreement between the Company and the sellers (the "Purchase Agreement"), the purchase price is subject to adjustment with respect to that portion of the purchase price paid in shares of the Company's Common Stock. The Purchase Agreement provides for an adjustment to the purchase price if the market value of the Common Stock is less than $11.67 per share at a date 18 months after the consummation of the acquisition (as adjusted for customary anti-dilutive adjustments, if any, during such period). The Company will either pay cash or issue additional shares of Common Stock to the sellers, at the Company's option, to the extent that the aggregate value of such cash or additional shares of Common Stock, together with 150,000 shares of Common Stock originally issued in connection with the acquisition, shall equal $1,750,000, subject to certain limitations in the event the Sellers transfer any of the initial 150,000 shares of Common Stock during such 18-month period. Purchase price adjustments, if any, will be accounted for prospectively as an adjustment to the excess of cost over net assets acquired and amortized accordingly.

          The following unaudited pro-forma condensed consolidated financial data assumes that the acquisition of the Hamburger Hamlet restaurants occurred on January 1 of each year presented:

                                                       1996       1997
                                                     --------   ---------
          (In thousands)
                Restaurant sales                     $66,666    $ 80,021
                Loss from continuing operations       (8,197)    (18,998)
                Net loss                              (8,932)    (29,785)
                Net loss per common share              (0.60)      (1.40)

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 4 - MARKETABLE SECURITIES

          At December 31, 1997, marketable securities of $5,712,000 at face value (which approximates market value) consisting of short term investments in corporate bonds, and $1,315,000 of U.S. Treasury Notes maturing at various dates from February 1998 to March 2002. Interest rates on theses investments range
from 5.53% to 7.75%.   These securities are classified as "Available-for-sale"
and are included in current assets since the Company may convert these investments to cash during the fiscal year ending December 31, 1998.

NOTE 5 - INVESTMENTS IN JOINT VENTURES

          The Company entered into an agreement in 1995 with a group of Canadian business leaders to form a joint venture to develop the Koo Koo Roo California Kitchen restaurant concept in Canada ("Koo Koo Koo Canada"). The Company holds a 40% ownership and profit/loss participation interest in Koo Koo Roo Canada. Under the terms of the joint venture agreement, if requested, the Company is required to provide it's proportionate share of capital contributions.

NOTE 6 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                  December 31,
                                                            ------------------------
                                                              1996         1997
                                                            --------     -----------
                                                                 (In thousands)


          Leasehold improvements                            $17,969          $27,572
          Land and building                                   1,560            1,544
          Machinery and equipment                             9,947           13,669
          Furniture and fixtures                              4,223            7,827
          Construction-in-progress                            2,116            3,340
                                                            -------          -------
                                                             35,815           53,952
          Accumulated depreciation and amortization          (4,508)          (8,725)
                                                            -------          -------
          Net property and equipment                        $31,307          $45,227
                                                            =======          =======

          As of December 31, 1997, the estimated cost to complete construction-in-progress is $1.9 million.

NOTE 7 - INTANGIBLES AND OTHER ASSETS

          Intangibles and other assets consists of the following:

                                                                                       December 31,
                                                                                 ------------------------
                                                                                   1996             1997
                                                                                 -------          -------
                                                                                      (In thousands)
          Lease acquisition costs, net of accumulated
            amortization of $203,000 and $587,000                                $ 2,070          $ 5,411
          Lease security deposits                                                    774              665
          Pre-opening costs, net of accumulated
            amortization of $1,827,000 and $287,000                                1,056            1,093
          Excess of cost over fair value of assets acquired, net
            of accumulated amortization of $0 and $60,000                              -            2,526
          Other intangibles, net of accumulated
            amortization of $809,300 and $741,000                                  1,478            1,640
                                                                                 -------          -------
          Net Intangible and other assets                                        $ 5,378          $11,335
                                                                                 =======          =======

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 8 - MINORITY INTERESTS IN SUBSIDIARIES

          Minority interest represents the limited partners' interest in two partnerships and the minority stockholders' interest in the Color Me Mine subsidiary, both of which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentages. The financial results of the partnerships and subsidiary have been consolidated with those of the Company. The ceramics studio subsidiary is 90% owned by the Company.

NOTE 9 - LONG-TERM DEBT

 Long-term debt consists of:

                                                                       December 31,
                                                                   -------------------
                                                                     1996       1997
                                                                   --------   --------
                                                                     (In thousands)

 Senior Notes, less unamortized discount of $346,000(a)             $     -    $11,654

 Line of credit payable to a bank with interest at the bank's certificate of deposit rate plus 1% (6.34% at December 31,
   1997) payable on demand and secured by a $500,000
   certificate of deposit                                                 -        446

 Prime rate plus 1% (9.25% at December 31, 1997) notes payable to a bank with equal monthly installments over a seven
    year period, collateralized by assets and leasehold
    interest of two of the Company's restaurants                      1,544      1,370

 Notes payable to the Small Business Administration
    with interest at the rate of 11% payable in monthly
    installments of $1,713 and maturing in 2002                         101         75

 Other                                                                   50        248
                                                                    -------    -------
                                                                      1,695     13,793
      Less:  current portion                                           (220)      (803)
                                                                    -------    -------

 Long-term debt, net of current portion                             $ 1,475    $12,990
                                                                    =======    =======

(a) In August 1997, the Company issued $12 million in Senior Notes due August 15, 2000 (the "Senior Notes") to an institutional investor in a private placement. The notes carry an interest rate of 13% payable quarterly and include attached five-year warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The warrants were valued at $389,400 and recorded as an issue discount to the Senior Notes. A principal payment of $2.5 million is due in February 1999. The holder of the Senior Notes has the right to require the repurchase of the Senior Notes if the Company completes equity or mezzanine financings of more than $20 million, or upon a change in control of the Company. The Company is required to file a shelf registration statement for the shares of Common Stock issuable upon exercise of the warrants on or before May 25, 1998. In connection with the issuance of the Senior Notes, the Company paid the investors a $300,000 commitment fee and paid the placement agents a $300,000 placement fee plus warrants to purchase 60,000 shares of the Company's Common Stock at $5.375 per share.

          Long-term debt maturities during the next five years is as follows; $803,000 in 1998, $2,721,000 in 1999, $9,380,000 in 2000, $211,000 in 2001 and
$187,000 in 2002 and $491,000 thereafter.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 10 - STOCKHOLDERS' EQUITY

          Private Placement Offerings

          In February 1995, the Company completed a private placement offering and received a total of $4,243,500. In connection with this offering, the Company issued 942,999 shares of its Common Stock. The offering also included Warrants to purchase 471,499 shares of Common Stock at an exercise price of $5.00 per share which expired on January 31, 1998.

          In June 1995, the Company completed a private placement offering and received a total of $13,418,100, net of related costs and expenses of $854,300. In connection with this offering, the Company issued 3,042,812 shares of Common Stock. The offering also included warrants to purchase 1,197,863 shares of Common Stock at exercise prices of $5.70 or $5.75 per share, exercisable after August 15, 1996 and expiring May 31, 1998. The Company has the right, under certain conditions, to request the mandatory exercise of these warrants after August 15, 1996. In November 1996, the Company repurchased and canceled 813,589 of the stock warrants at a price of $2.00 per warrant ($1,645,000 in the aggregate, including costs).

          In March 1996, the Company completed a private placement offering of 450,000 shares of the Company's Common Stock and received a total of $2,981,000 (net of related costs and expenses of $280,000). The Company is required to issue additional shares if during the first twelve months after issuance, the Company sells newly issued Common Stock at a price below that of the private placement. During 1997, the Company issued 285,417 additional shares in accordance with the private placement agreement. The placement agent in the transaction received a warrant to purchase 40,500 shares of the Company's Common Stock at $7.75 per share.

          In March 1996, the Company completed a private placement of 1,200,000 shares of 5% Series A Convertible Preferred Stock (the "Series A Convertible Stock") and received a total of $27,530,000 (net of related costs and expenses of $2,470,000). The Series A Convertible Preferred Stock can be converted at the rate of 10% per month starting in the fourth month, into the Company's Common Stock at the market price, less a discount of 13% on the 91st day after issuance increasing to 29% at the end of 13 months. The placement agents in the transaction received a warrant to purchase 108,000 shares of the Company's Convertible Preferred at $25.00 per share.

          In February 1997, the Company completed a private placement of 290,000 shares of 6% Series B Adjustable Convertible Preferred Stock, liquidation preference $100 per share (the "Series B Convertible Preferred Stock"), and received net proceeds of approximately $26.6 million (after deducting cash fees to the placement agent and transaction expenses). The Series B Convertible Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price generally equal to the market price of the Common Stock at the time of conversion, less a discount initially equal to 3% and increasing over time to 25% at the end of 13 months from the date of original issuance. Dividends may be paid in cash or by issuing additional shares of Series B Convertible Preferred Stock (valued at $100 per share). The Company also agreed to issue to the placement agent three-year warrants to purchase 29,000 shares of Series B Convertible Preferred Stock at $100 per share.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

          Stock Awards Plans

          The Company has established a Stock Awards Plan (the "Awards Plan") that has been adopted by the Board of Directors and approved by the stockholders on behalf of selected eligible employees and consultants. The Awards Plan covers an aggregate of 4,250,000 shares of Common Stock as amended on January 18, 1995, and is administered by a committee appointed by the Board of Directors (the "Stock Awards Committee"). The Awards Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock and other awards (collectively, "Awards"). In October 1997, the Board of Directors approved the 1997 Stock Option Plan for Restaurant Employees and Management of Koo Koo Roo, Inc. (the "1997 Option Plan"). The 1997 Option Plan covers an aggregate of 750,000 shares of Common Stock.

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

          On November 18, 1997, The Company's Compensation Committee agreed to reset the exercise price of employee options, except those options issued to its executive officers. The reset option price was $3.50 per option. The following table summarizes the activity in the Awards Plan and the 1997 Option Plan:


                                                                                   Weighted Average
                                                               Number of shares    Exercise Price
                                                               -----------------   ----------------
                                                                 (In thousands)
                  Options outstanding - January 1, 1995              2,463             $4.12
                    Granted                                          1,108              6.08
                    Exercised                                           (4)             1.75
                    Canceled                                          (473)             4.95
                                                                     -----
                  Options outstanding - December 31, 1995            3,094              4.70
                    Granted                                          1,545              7.98
                    Exercised                                          (29)             5.45
                    Canceled                                          (516)             6.54
                                                                     -----
                  Options outstanding - December 31, 1996            4,094              5.69
                    Granted                                          1,201              2.35
                    Canceled                                          (746)             7.02
                                                                     -----
                  Options outstanding - December 31, 1997            4,549              4.56
                                                                     =====

          The number of shares of Common Stock available for granting future options was 1,098,300, 70,365 and 451,000 at December 31, 1995, 1996 and 1997.
At December 31, 1997, options were exercisable to purchase 2,674,000 shares at a weighted average price per share of $4.28.

          Non-Plan Options

          The Company has, from time to time, awarded stock options to certain non-employees. These options have terms varying from one to 10 years, are exercisable over periods up to 5 years, and have prices that approximated the fair value on the date granted.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

          The following table summarizes the activity of non-plan options:

                                                                 Weighted Average
                                          Number of shares        Exercise Price
                                          ----------------       ----------------
                                           (in thousands)
Options outstanding - January 1, 1995           1,391                   $4.69
Granted                                         1,700                    5.39
Exercised                                        (537)                   4.10
                                                -----
Options outstanding - December 31, 1995         2,554                    5.67
Granted                                         1,674                    7.67
Exercised                                        (217)                   4.43
Canceled                                          (31)                   6.70
                                                -----
Options outstanding - December 31, 1996         3,980                    6.53
Granted                                         1,437                    5.28
Exercised                                        (225)                   3.72
Canceled                                         (471)                   6.74
                                                -----
Options outstanding - December 31, 1997         4,721                    6.39
                                                =====

Options exercisable - December 31, 1997         3,691                    6.06
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

          The maximum term of each option is ten years from the date the option is granted and automatically terminates upon leaving office. The term of each option commences on the date of grant and terminates no later than ten years from such date. Twenty-five percent of each optionee's shares will become exercisable each year commencing on the first anniversary of the date of grant. As of December 31, 1997, 40,000 options were outstanding of which 27,500 were exercisable; 10,000 shares at $5.00 per share, 5,000 shares at $6.56 per share, 10,000 at $6.625 per share and 2,500 shares at $7.125 per share.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


          Stock Based Compensation

          All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, would have been increased to the pro forma amounts presented below:


                                                 1996        1997
                                              ----------   ---------
                                     (in thousands, except per share amounts)
Net loss
 As reported                                   $( 9,285)   $(29,422)
 Pro forma                                     $(10,619)   $(33,772)

Primary loss per common share
 As reported                                   $  (0.83)   $  (1.55)
 Pro forma                                     $  (0.92)   $  (1.75)

          Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma information is not necessarily indicative of the financial impact on the Company's results had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above information does not include the effect of options granted prior to 1995 that vest in 1995 and 1996.

          The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 1997; expected life of option of 5 years, expected volatility of 50%, risk free interest rate of 6.0% and a 0% dividend yield. The weighted average fair value at the grant date for such options range from $2.15 to $7.50 per option.

          Additional information relating to stock options and warrants outstanding and exercisable at December 31, 1997 summarized by exercise price are as follows (in thousands, except per share amounts):

                                Outstanding                       Exercisable
                   --------------------------------------   -----------------------
                                   Weighted Average
  Exercise Price            -----------------------------            Weighted Average
    Per Share      Shares   Life (Years)   Exercise Price   Shares   Exercise Price
  --------------   ------   ------------   --------------   ------   --------------
$0.62  to $3.44      839       5.34             $1.53         718            $1.34
  3.50             1,473       7.65              3.50         336             3.50
 3.53  to  4.94      883       6.25              4.32         799             4.38
  5.00             1,492       6.53              5.00       1,492             5.00
 5.06  to  5.75    1,098       5.89              5.58         976             5.56
 5.88  to  6.06    1,260       5.55              5.97       1,180             5.97
 6.13  to  7.69    1,151       6.38              6.99         886             6.83
 7.75  to  7.88       98       5.44              7.75          58             7.75
  8.00             1,363       3.20              8.00         693             8.00
 8.50  to 10.00      610       6.94              8.75         110             8.52
                  ------                                    -----
 0.62  to 10.00   10,267       5.94              5.49       7,248             5.32
                  ======                                    =====

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE  11 - RELATED PARTY TRANSACTIONS

          The Company received various goods and services from a corporation in which the Company's principal stockholder has a controlling interest. These services include accounting, bookkeeping, occupancy and various other office services. The Company paid $77,600, $82,000 and $74,000 for such services during the years ended December 31, 1995, 1996 and 1997.

          The Company receives various goods and services from a corporation in which a former officer and director of the Company has controlling interest. These goods and services include the preparation of training manuals, recruiting activities and marketing services. The Company made payments of $327,600 and $329,200 during the years ended December 31, 1995, 1996 for such goods and services.

          On March 21, 1995, the Company issued 200,000 shares of its Common Stock, subject to certain restrictions, to its principal stockholder in connection with the amendment and extension of his employment agreement. The value assigned to these shares is being amortized over the term of the employment agreement, the unamortized portion is shown as a reduction to stockholders' equity.

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

          During 1997, the Company utilized the services of a general insurance agency for placing a portion of its insurance requirements. A Director of the Company is the Chairman of the Board and Chief Executive Officer of the insurance agency. During the year ended December 31, 1997, the insurance agency received commissions of approximately $92,000 on insurance policies placed with the agency.

NOTE 12 - INCOME TAXES

          Net deferred tax assets consist of the following and the Company has provided valuation allowances to offset the benefit of any net operating loss carryforwards or deductible temporary differences:

                                               December 31,
                                           --------------------
                                             1996       1997
                                           --------   ---------
                                              (In thousands)
Deferred Tax Assets:
  Net operating loss carryforwards         $10,204    $ 18,484
  Estimate loss on disposal of assets            -       2,800
                                           -------    --------
Total Deferred Tax Assets                   10,204      21,284
                                           -------    --------
Deferred Tax Liabilities:
  Capitalized pre-opening costs               (422)       (437)
  Excess depreciation                          (73)        (33)
                                           -------    --------
Total Deferred Tax Liabilities                (495)       (470)
                                           -------    --------
                                             9,709      20,814
Valuation Allowance                         (9,709)    (20,814)
                                           -------    --------
Net Deferred Tax Assets                    $     -    $      -
                                           =======    ========

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


          Since inception, the Company has reported net losses for income tax and financial reporting purposes. Accordingly, no provisions for Federal or state income taxes were provided. A 100% valuation allowance was provided at December 31, 1996 and 1997, respectively, since the Company can not determine at this time, with reasonable certainty, that the net deferred tax assets will be realized.

          At December 31, 1997, the Company has available net operating loss carryforwards of approximately $51 million for income tax purposes which expire in varying amounts through 2012. Section 382 of the 1986 Internal Revenue Code imposes limitations on the use of net operating losses following certain changes in ownership. Such a change occurred during 1995. The annual limitation imposed by Section 382 is approximately $3.4 million. The net operating losses affected by Section 382 is approximately $17 of the $51 million available net operating losses. The remaining $34 million of net operating loss carryforwards are not affected by this limitation.

NOTE 13 - OTHER ITEMS

          Store Closings

          In January 1997, the Company completed the sale of a Koo Koo Roo restaurant and a yogurt and ice cream parlor located in the Taj Mahal Hotel and Casino in Atlantic City, New Jersey. The restaurant and ice cream parlor were closed in anticipation of expansion plans by the hotel and casino. The Company received total consideration of $1,400,000 payable $100,000 cash with the balance payable in three equal installments plus interest on September 1, 1997, January 1, 1998 and the final payment on January 1, 1999. The Company recognized a gain on the sale in the amount of $201,000 during 1997.

          During September 1997, the Company decided to exit three markets:
Colorado, New York and New Jersey. In connection with this decision the Company closed its only restaurant in Colorado in July 1997 and its only restaurants located in New York and New Jersey in early October 1997. The Company also closed a restaurant in Los Angeles which did not conform to the California Kitchen restaurant design. The charge related to these closings amounted to approximately $2.8 million .

          Fourth Quarter Adjustments

          During the fourth quarter of 1997, the Company recorded additional reserves relating to closed store locations and abandoned leases in the amount of $1.5 million, wrote-off the remaining unamortized balance of $947,000 relating to area franchise / development rights described below, and wrote off other capitalized costs amounting to $1.4 million. In addition, the Company provided an $7.0 million reserve on the disposal of discontinued operations described in Note 2.

          Area Franchise / Development Rights

          On August 18, 1995, the Company purchased the franchise rights for San Diego and Northern California, the assets of one existing franchise, and certain other assets. In connection with this purchase, the Company issued 200,000 shares of its unregistered Common Stock. The aggregate purchase price of $1,215,000 has been allocated as follows: $150,000 to property and equipment, $240,000 in satisfaction of deferred franchise revenue and $825,000 to the acquisition of franchise rights.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          The Company leases restaurant sites, an office facility, a ceramics production facility and ceramics studios under long-term operating leases. Future minimum lease payments under these noncancellable operating leases are as follows:

                Year             Amount
                ----             ------
                             (In thousands)
                1998             $ 7,135
                1999               7,074
                2000               6,786
                2001               6,547
                2002               5,746
                Thereafter        28,155
                                 -------
                Total            $61,443
                                 =======

          In addition to the above amounts, the leases generally contain inflation escalation clauses and requirements for the payment of property taxes, insurance and maintenance expenses, and security deposits. Certain leases call for additional payments based on unit sales volume.

          The Company has become subject to various lawsuits, claims and other legal matters in the ordinary course of business. The Company believes that the outcome of such lawsuits, claims and other legal matters will not have a material impact on the Company's consolidated financial position.

          The Company entered into a five year employment agreement with its Chairman effective October 15, 1991. On January 9, 1995 this agreement was amended and restated, whereby the term was extended for an additional six years and 200,000 shares of Common Stock were issued to the Chairman. The agreement provides aggregate minimum annual compensation of $150,000.

          During 1997, the Company approved a Section 401(k) Plan which permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code of 1996, as amended (the "Code"). The employees's elective deferrals are immediately vested and non-forfeitable upon contribution to the Section 401(k) Plan. Employee deferrals may be invested, at each employee's option, in one or all of certain publicly traded mutual funds, guaranteed interest rate contracts or shares of the Company's Common Stock.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (concluded)


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

          Supplemental disclosures of cash flow information:    Interest paid
amounted to $9,100, $91,900 and $807,000 during the years ended December 31, 1995, 1996 and 1997.

          Supplemental non-cash investing and financing activities: The Company issued Common Stock in payment for various expenses and the acquisition of certain assets. These issuances were recorded at the fair value of the shares at the dates of issuance as follows:

                                                            Shares   Amount
                                                            ------   ------
                                                            (In thousands)
                  Year Ended December 31, 1995:
                     Extension of employment agreement         200   $  945
                     Acquisition of assets                     241    1,927
                     Acquisition of minority interest          276    1,912
                     Payment of expenses                       160      864
                  Year Ended December 31, 1996:
                     Acquisition of assets                      26      175
                     Payment of expenses                        17       92
                  Year Ended December 31, 1997:
                     Acquisition of assets                     177    1,881

          During 1997, the Company issued 14,432 common shares and 10,837 Series B preferred shares in payment of dividends on the Series B preferred in the amount of $1.3 million.

NOTE 16 - SUBSEQUENT EVENTS

          During March 1998, the Company developed and approved a plan to restructure the Company. The restructuring plan provides for, among other things, a reduction in the number of store openings planned for 1998 and a reduction in the number of employees at the corporate office. In addition, the Company decided to exit the Washington D. C. market and closed three restaurants and abandoned a lease for a fourth location. The Company will also close its Arrosto coffee factory which grinds and packages coffee for use in its restaurants. In connection with this restructuring, the Company will recognize charges in the first quarter of 1998 ranging from $10 to $12 million. The Company is in the process of finalizing its restructuring plan and expects to provide further details in connection with the release of its first quarter results.

          As of December 31, 1997, the Company had 26,770,170 shares of Common Stock outstanding. However due to the on-going conversions of the Company's Series A and Series B convertible preferred stock, the number of common shares outstanding at March 19, 1998 increased to 47,339,569 common shares. The Company is currently authorized to issue a total of 50 million shares of Common Stock. Therefore, the Company is in the process of seeking stockholder approval to increase the number of authorized shares of common stock to 75 million.