Form 10-K/A
period 1997-12-31
KOO KOO ROO INC/DE
filed 1998-04-30
CIK 878901

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ---------------

                       AMENDMENT NO. 1 TO FORM 10-K

                                    ON

                               FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 0-19548

                               ---------------

                 [LOGO OF KOO KOO ROO(R) CALIFORNIA KITCHEN]

                               KOO KOO ROO, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       22-3132583
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION #)

        11075 SANTA MONICA BOULEVARD, SUITE 225, LOS ANGELES, CA 90025
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 479-2080

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 19, 1998, 47,359,043 shares of Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 19, 1998 was approximately $69.4 million based on the closing price of $1.53 per share on that date on the Nasdaq National Market. All directors, officers and more than 10% stockholders of Registrant are deemed "affiliates" of Registrant for the purpose of calculating such aggregate market value. The Registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of Registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                  None.

                               KOO KOO ROO, INC.

                               INDEX TO FORM 10-K

                                                                            PAGE
                                                                            ----

                                     PART I
Item 1. Business...........................................................   1
Item 2. Description of Property............................................  14
Item 3. Legal Proceedings .................................................  14
Item 4. Submission of Matters to a Vote of Security Holders................  14

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters............................................................  15
Item 6. Selected Financial Data............................................  16
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  16
Item 8. Financial Statements and Supplementary Data........................  22
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................  22

                                    PART III

Item 10. Directors and Executive Officers..................................  23
Item 11. Executive Compensation............................................  26
Item 12. Security Ownership of Certain Beneficial Owners and Management....  30
Item 13. Certain Relationships and Related Transactions ...................  31

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  32

                             EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A amends and restates the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998, principally to include the information contained under the captions "Item 10. Directors and Executive Officers," "Item 11. Executive Compensation," "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions."

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

  In 1994 the Company initiated, on a limited basis, an area development and franchising program, which proved to be only moderately successful. However, these efforts led management to focus on a quality-oriented brand strategy and to begin an expansion program starting in 1995. The expansion program focused on Company ownership or joint venture relationships rather than franchising. During 1995 and 1996, additional real estate, marketing, human resources, operations, construction and purchasing executives, as well as store managers, were recruited to join the Company from restaurant industry leaders such as The Cheesecake Factory, California Pizza Kitchen, Houston's and Acapulco Restaurants. In June of 1995, Iacocca Capital Partners, L.P. served as placement agent in raising $14.3 million in common stock and warrants. Subsequent to the June private placement, Lee A. Iacocca, retired Chairman of Chrysler Corporation, was elected to the Company's Board of

Directors. In March 1996, $33.0 million in equity was raised in convertible preferred and common stock. In September 1996, John Kaufman joined the Company as President of Koo Koo Roo USA responsible for all domestic operations. Mr. Kaufman was previously Chief Executive Officer of Rosti and also opened 64 restaurants over nine years during his tenure at California Pizza Kitchen where he was Vice President of Operations. In February 1997, $29.0 million in equity was raised in convertible preferred stock. In August 1997, the Company raised $12.0 million through the issuance of Senior Notes to an institutional investor in a private placement. In March of 1998, Mr. A. William Allen joined the Company as Chief Executive Officer and as a member of the Board of Directors and Mr. William M. McKay joined the Company as Chief Financial Officer. The Company's former chairman, Mr. Kenneth Berg, resigned as the Chairman of the Board effective March 27, 1998. Upon Mr. Berg's resignation, Mr. Iacocca became Acting Chairman of the Board. See "--Recent Developments."

RECENT DEVELOPMENTS

 Discontinued Operations

  As noted above, the Company appointed a new Chief Executive Officer and a new Chief Financial Officer in March 1998. The new management completed a comprehensive review of the Company's present operations and made a series of recommendations which were approved by the Board of Directors to exit certain businesses which are not closely related to the operation and development of the Koo Koo Roo California Kitchen(TM) concept or the Hamburger Hamlet restaurants. As more fully described below, the Company has determined to exit from the paint-your-own ceramics business and, accordingly, to categorize this business segment as discontinued operations in its financial statements.

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

  Arrosto. As of March 19, 1998, eleven of the Company's Koo Koo Roo restaurants featured the specialty products of the Arrosto Coffee Company ("Arrosto"), a wholly-owned subsidiary of the Company. Arrosto presently operates a roasting facility to support its operations (which, except for a prototype Coffee Shop located at 217 N. Larchmont Avenue in Los Angeles and limited retail sales, are located in Koo Koo Roo restaurants.) Consistent with its strategy to exit non core businesses, the Company has decided to exit the coffee production operations of Arrosto and instead will source coffee products for sale in the Koo Koo Roo stores from third party vendors.

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

  The Company continued with its revised business strategy in the fourth quarter resulting in additional charges of $4.4 million comprised of lease termination costs of $1.5 million, the write-off of certain intangible assets totaling $2.4 million and recording of allowances for possible losses of $450,000 on accounts and notes receivables. In addition, the Company recorded a loss of $9.8 million for the discontinued operations of Color Me Mine, including a $7.0 million charge representing the estimated loss on disposal of Color Me Mine.

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

  As of March 19, 1998, 30,096,161 shares of Common Stock had been issued upon conversion of the Series A and Series B Convertible Preferred Stock. As of March 19, 1998, there were 2,800 shares of Series A and 50,490 shares of Series B Convertible Preferred Stock outstanding. The number of shares of Common Stock issuable upon conversion of the remaining unconverted shares of preferred stock and unexercised warrants will depend on future events, consisting of, among other things, future trading prices of the Common Stock in the marketplace and the conversion decisions of the holders. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In August 1997, the Company issued $12,000,000 aggregate principal amount of Senior Notes due August 2000 (the "Senior Notes") to an institutional investor in a private placement. The Senior Notes carry an interest rate of 13% per annum payable quarterly. The Senior Notes also included five-year purchase warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The Senior Notes provide that the Company redeem $2.5 million on February 28, 1999. Mandatory redemptions of the balance, prior to the due date of the Senior Notes, are only required if there is a change of control, sale of securities resulting in proceeds in excess of $20 million or certain dispositions of assets as outlined in the Senior Notes.

 Acquisition of Hamburger Hamlet

  On May 19, 1997, the Company completed the acquisition of 14 Hamburger Hamlet restaurants for a purchase price of $11.7 million, consisting of $9.7 million in cash from the Company's existing working capital and 150,000 shares of the Company's Common Stock, plus fees and expenses of approximately $700,000. The Company also assumed $250,000 in debt and real property leases related to the Hamburger Hamlet restaurants. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values. The results of the Hamburger Hamlet restaurants are included in the Company's consolidated financial statements from the date of acquisition. The excess of cost over net assets acquired of $2.6 million is being amortized using the straight-line method over 25 years.

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

 International

  The Company is pursuing other international opportunities and recently signed a license agreement covering England. The Company received 50%, or $250,000 of its initial licensing fee for the first ten units upon signing the agreement. Pursuant to the term of the licensing agreement, the Company is responsible for performing training functions, all paid by the licensee. The license agreement provides for fixed license fees of $50,000 per unit and royalty fees equal to 3% of gross sales. The license group is comprised of local successful business leaders and restaurant operators. The Company is focusing on international license agreements in order to further grow the Koo Koo Roo California Kitchen(TM) concept, while avoiding the need for significant capital commitments.

 Business Development Agreement

  On May 8, 1996, the Company retained Restaurant Marketing Corp. ("RMC") to provide business development services. RMC identified the Company's Canadian partners and facilitated the structuring and establishment of Koo Koo Roo Canada. In consideration for the agreement, the Company issued options to purchase one million shares of the Company's Common Stock at an exercise price of $8.00 per share, to become exercisable 33 1/3% per year, so long as the business development agreement with RMC remains in place. The business development agreement may be canceled with six months notice by the Company's Chief Executive Officer in his sole discretion. These options will also vest upon change in control (as defined in the business development agreement). RMC is an affiliate of Mel Harris, a director of the Company.

 Florida/Southern Georgia Area Development Agreement

  The Company's sole remaining franchisee was granted rights pursuant to a 1994 Area Development Agreement, covering Florida and certain counties in Southern Georgia (the "Florida/Southern Georgia Area Development Agreement"). In August 1995, the Company entered into a First Amendment to the Florida/Southern Georgia Area Development Agreement, pursuant to which the local area developer in that market (the "Developer") granted the Company a right of first refusal to participate as a joint venture partner with the Developer in future Koo Koo Roo store locations in the Florida/Southern Georgia territory. Under this arrangement, it is anticipated that the Company and the Developer will jointly develop stores in Florida through equal ownership in newly-formed partnerships. For financial reporting purposes, the results of these stores are consolidated with the Company's operations subject to the minority interest of the Developer. The first such joint venture restaurant opened in South Miami in November 1995 and an additional location in North Miami opened in July 1996. In May 1996, the Company further amended the Florida/Southern Georgia Area Development Agreement to remove the right of the Developer to franchise stores and, thereby, require that all stores built to be developed as joint ventures. As consideration for the May 1996 amendment, the Developer was issued options to purchase 350,000 shares of Common Stock at $8.00 per share. The Developer is an affiliate of Mr. Mel Harris, a director of the Company. The Company plans to enter into discussions with its joint venture partner to convert this joint venture arrangement into a licensing agreement during 1998.

BUSINESS STRATEGY

  The Company believes Koo Koo Roo California Kitchen(TM) is a leader in a new dining niche within the home meal replacement segment--fresh quick--which is characterized by high quality, freshly prepared predominately good for you food offered to the customer through a quick service model. By serving fresh and healthy food quickly, Koo Koo Roo is addressing and driving several key and emerging trends in food service: the increasing demand for freshly prepared food that tastes good; the replacement of beef with poultry as an everyday protein; the growing propensity for restaurants to provide a source of visual entertainment; the increasing demand for quality carry-out food, as well as the aging of the population and market segment's growing interest in eating healthier; the rapidly developing interest among young adults and parents of young children in food that's "better for you," and the comfort of home cooking. The Company believes that the Koo Koo Roo California Kitchen(TM) concept addresses each of these trends in a unique, direct way.

  The Company's goal is to become the leader in the convenient, fresh-quick market niche. Therefore, its strategic objective is to grow and attain dominant levels of brand awareness and economies of scale to maximize efficiencies and store profitability. To achieve this objective, the Company has assembled a management team and invested in research and development and corporate infrastructure to: acquire real estate locations; design and build its restaurants; manage the systems and services required to maintain quality and safety in a growth environment; and finance the investment necessary to achieve economies of scale. The Company believes that in its core market of Southern California, it has established a strong brand which represents freshness, quality, great taste, cleanliness and great service. The Company plans to replicate its Koo Koo Roo California Kitchen(TM) concept's success, with an initial focus on building clusters of stores in a limited number of major metropolitan areas which are demographically similar to its core Los Angeles market. The Company plans on focusing its efforts on the California and Nevada markets in the near term. The Company intends to grow in the long-term through the replication of Company-owned stores and/or licensing and strategic arrangements in national and international markets. As of the date of this report, other than the licensing agreements regarding England, the Company has no agreements regarding any such venture, alliance or acquisition beyond those discussed herein and there can be no assurance that any such opportunity will be identified or realized. "See--Recent Developments."

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

  Clean Dining Areas and Superior Service. The Company also tries to distinguish its concept by maintaining a management focus on clean surfaces, sanitized containers and tools, and food that is touched as little as possible by human hands. This noticeably clean environment is further enhanced by a training and management focused on giving courteous, friendly service with a heightened sense of urgency. Quality monitoring and training for food preparation and other key service standards is supported by a self-managed, multi-lingual, card and audio tape training system to assist management in maintaining consistency as the Company grows.

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

GROWTH PHILOSOPHY AND EXPANSION PLANS

  Growth in Sales of Existing Restaurants. Koo Koo Roo California Kitchens are currently averaging 5% same store sales annual growth. The Company intends to continue focusing on sales growth in existing restaurants. New initiatives will include a "Grab and Go" case with ready made sandwiches and salads, expanded catering, delivery and take-out services, new products and enhanced marketing programs utilizing direct mail.

  Growth Through Replicating Company Stores. The Company's present emphasis in the United States will focus principally on the California and Nevada markets, where it intends to develop additional Koo Koo Roo California Kitchen(TM) stores. The Company will continue to consider and evaluate other expansion opportunities in other geographical areas as appropriate. See "--Restaurants in Operation and Expansion Plans."

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

KOO KOO ROO CALIFORNIA KITCHEN(TM) CONCEPT

 Closed Restaurants

  The Company's short-term business strategy is to focus its efforts on further developing Koo Koo Roo restaurants in California and Nevada. In connection with its current business strategy, the Company closed the following restaurants in 1997 and 1998: Beverly Boulevard, Los Angeles, CA, Cherry Creek, CO., Bayside, NY, Westfield, NJ, Bethesda, MD, Falls Church, VA, and intends to close the National Airport location in early 1998.

  Koo Koo Roo Restaurants in Operation as of March 19, 1998:

                                                          SQUARE
         LOCATION                                         FOOTAGE  DATE OPENED
         --------                                         -------  -----------
Los Angeles County, CA:     Beverly Hills (North Beverly)  4,650  May 1996
                            Beverly Hills (South Beverly)  2,975  August 1994
                            Brentwood                      2,600  May 1994
                            Burbank                        2,700  March 1997
                            Claremont                      2,500  December 1997
                            Downtown Los Angeles           2,325  April 1995
                            Encino                         2,075  April 1991
                            Larchmont Village              2,500  March 1996
                            Manhattan Beach                2,675  April 1995
                            Marina Del Rey                 2,500  June 1990
                            Miracle Mile                   4,200  December 1997
                            Pasadena                       3,200  August 1995
                            Redondo Beach                  3,000  October 1996
                            Santa Barbara                  2,500  January 1998
                            Santa Monica                   3,525  January 1995
                            Studio City                    5,600  January 1996
                            Torrance (Rolling Hills)       2,000  October 1997
                            Torrance (Del Amo)             2,300  November 1997
                            Venice                         4,100  April 1996
                            West Hollywood                 3,600  January 1997
                            West Los Angeles               2,675  May 1991
                            Woodland Hills                 3,800  December 1995
Orange County, CA:          Aliso Viejo                    3,000  May 1997
                            Costa Mesa                     2,850  July 1995
                            Irvine                         3,475  August 1996
                            Laguna Hills                   3,000  June 1997
                            Tustin                         3,500  November 1996
                            Yorba Linda                    3,600  July 1996
San Francisco Bay Area:     Los Altos                      2,400  November 1997
                            Menlo Park                     5,067  October 1996
                            San Jose                       2,925  March 1998
San Diego County, CA:       Costa Verde                    3,491  January 1998
                            Del Mar                        2,425  November 1995
Florida:(1)                 Boca Raton                     1,900  January 1998
                            North Miami                    3,550  July 1996
                            South Miami                    3,200  November 1995
Las Vegas, NV               Lake Mead                      2,500  December 1997
Washington D.C. beltway(2)  National Airport                 705  July 1997

--------
(1) Joint venture with area developer. See "--See Recent Developments-- Florida/Southern Georgia Area Development Agreement."

(2) The Company intends to close this store once the site is re-leased to another operator.

  Koo Koo Roo Restaurant Locations With Executed Leases at March 19, 1998:

                                              SQUARE
      LOCATION                                FOOTAGE ESTIMATED DATE OF OPENING
      --------                                ------- -------------------------
Los Angeles County,
 CA:                  Monrovia                 2,218       September 1998
                      North Hollywood          2,500       September 1998
                      Sherman Oaks             2,500       December 1998
San Diego County, CA  Mission Valley           2,700       August 1998
Las Vegas, NV         Las Vegas, Sahara Blvd.  2,700       September 1998
Florida (joint ven-
 tures)               Plantation               2,400       August 1998
                      Miami (Kendall)          3,001       July 1998

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

 Highly Motivated Field Management

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

 License Operations

  The Company may pursue license opportunities at some future time when and if the Company determines that it is in the Company's best interest to do so. The Company plans to enter into discussions with its joint venture partners to convert its joint venture arrangements in Canada and Florida into license agreements, in 1998. See "--Recent Developments."

 Trademarks and Servicemarks

  The trademark and servicemark "Koo Koo Roo(TM)" is registered in the United States Patent and Trademark Office, and all right, title and interest in and to the mark is held by the Company. Numerous trademarks/patents are currently owned by the Company and more are being developed for proprietary recipes, systems, software, customized equipment and design/equipment layouts including the Company's patented Turkey Bar Carving Station, its Original Skinless Flame Broiled Chicken(TM) and the Vegetable Stand. The Company believes that its trademarks and servicemarks have significant value to the marketing of its restaurants and products.

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

  Through March 19, 1998, there were 35 Color Me Mine studios opened. The open studios included: 11 company-owned; 21 franchised studios; and three studios that are joint ventures. The studios are located in the following states: 17 in California; five in Florida, four in New Jersey, three in Pennsylvania, two in New York and one each in Colorado and Nevada. In addition, there are two studios open in Toronto, Ontario Canada.

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

  Uncertainty of Market Acceptance. The Company has limited marketing experience and to date has engaged in limited marketing activities. Achieving consumer awareness and market acceptance, particularly as the Company seeks to penetrate its new markets in Northern California and Nevada, will require substantial efforts and expenditures by the Company. The Company has closed all of its Koo Koo Roo restaurants except those located in California, Florida and Nevada. There can be no assurance that the Company's restaurants will achieve significant market acceptance.

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

  Management of Growth. The Company's business has grown rapidly in recent periods and management's current plan calls for moderate and focused growth while disposing of discontinuing non-core operations, which may place strains on the Company's managerial, operational, financial and information systems. This growth, has in the past and may in the future, involve the acquisition of restaurants or complementary businesses. Acquisitions may involve a number of special risks, including diversion of management's attention, the inability to integrate successfully any acquired business, the incurrence of legal liabilities and unanticipated events or circumstances, some or all of which could have a material adverse effect on the Company's results of operations, financial condition, business and prospects. The Company's success also depends, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. The Company's expansion has also resulted in substantial growth in the number of its employees, resulting in increased responsibility for both existing and new management personnel. In addition, the Company is in the ongoing process of evaluating and enhancing its operating and financial procedures and systems in an effort to increase efficiencies in managing its expanding business. There can be no assurance that the Company's management will be able to manage future expansions and identified dispositions and closures successfully, or that its management, personnel or system will be adequate to support the Company's operations or will be implemented in a cost-effective or timely manner. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results and financial condition.

  Competition. The restaurant industry, and particularly the quick-service segment, is highly competitive with respect to price, service and location, and numerous well-established competitors possess substantially greater financial, marketing, personnel and other resources than the Company. In addition, the quick-service industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs, competitive pricing and national, regional and local economic conditions. In recent years numerous companies in the quick-service industry have introduced products, including chicken, which were developed to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies, address these consumer preferences. There can be no assurance that consumers will regard the Company's products as sufficiently distinguishable from competitive products (such as, for example, those offered by El Pollo Loco and Boston Market), that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully.

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

ITEM 2. DESCRIPTION OF PROPERTY

  The Company's Burbank location (opened in March 1997) and its Aliso Viejo location (opened in May 1997), are properties that were sold and leased back to the Company during 1997. All other Company restaurant sites and ceramics studios are leased from third parties. These leases expire on dates ranging up to May 2006, with the majority providing for renewal options. All leases provide for specified periodic rental payments and certain leases call for additional payments based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. Color Me Mine leases a 5,500 square foot warehouse and a 20,000 square foot ceramic bisque factory, located in Van Nuys, California, to support its operations. The ceramic bisque factory has production capacity to provide ceramic products for approximately 75 to 80 stores. At December 31, 1997, the factory was operating at approximately 40% of capacity. For information relative to the Company's future minimum lease payment obligations under its long-term operating leases, see Note 14 to the Consolidated Financial Statements. For listing of the Company's restaurant locations and related square foot information, see "Business--Koo Koo Roo California Kitchen(TM) Concept."

  The Company's principal executive office is located in approximately 11,400 square feet of leased space in Los Angeles, California, under a five-year lease which expires May 31, 1999, with a base rent of approximately, $16,000 per month. In March 1997, Color Me Mine relocated to an office facility located in Sherman Oaks, California where it leased 7,600 square feet of space at a base rent of approximately $9,000 per month expiring in May 2000. In August, 1997, Color Me Mine moved its corporate offices to the Color Me Mine factory and has subleased the former office space. See "Business--Recent Developments."

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

  The following table sets forth for the periods identified the high and low closing price of the Common Stock for the periods indicated, as reported by Nasdaq.

                                                                  HIGH    LOW
                                                                 ------- ------
     YEAR ENDED DECEMBER 31, 1996
       First Quarter............................................ $ 9.125 $6.125
       Second Quarter...........................................  10.000  7.750
       Third Quarter............................................   9.250  6.250
       Fourth Quarter...........................................   8.812  6.000
     YEAR ENDED DECEMBER 31, 1997
       First Quarter............................................   7.690  6.000
       Second Quarter...........................................   7.250  3.625
       Third Quarter............................................   7.000  4.563
       Fourth Quarter...........................................   4.969  2.156
     YEAR ENDING DECEMBER 31, 1998
       First Quarter ...........................................   3.438  1.250
       Second Quarter (through April 28, 1998)..................   3.281  2.281

  On March 19, 1998, there were 684 holders of record of the Company's Common Stock.

  The Company has not paid cash dividends on its Common Stock since its incorporation and does not intend to declare any such dividends in the foreseeable future. The Company is obligated to pay dividends at the rate of 5% per annum (which generally may be in cash or Common Stock) on its Series A Convertible Preferred Stock issued in March 1996. The Company is also obligated to pay dividends at the rate of 6% per annum (which generally may be in cash or Series B Preferred Convertible Stock) on its Series B Convertible Preferred Stock issued in February 1997. See "Business--Recent Developments."

ITEM 6. SELECTED FINANCIAL DATA

                                           YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                    1993    1994     1995     1996      1997
                                   ------  -------  -------  -------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                         AND NUMBER OF RESTAURANTS)
INCOME STATEMENT DATA:
Revenue........................... $5,807  $ 8,772  $19,221  $36,608  $ 68,338
Loss from continuing operations...    --       --    (6,966)  (8,550)  (19,636)
Income (loss) from discontinued
 operations.......................    --       --        55     (735)   (9,786)
Net Loss.......................... (2,219)  (4,782)  (6,911)  (9,285)  (29,422)
Per Common Share:
  Loss from continuing operations.  (0.48)   (0.63)   (0.57)   (0.78)    (1.09)
  Loss from discontinued
   operations.....................    --       --       --     (0.05)    (0.46)
  Net loss........................  (0.48)   (0.63)   (0.57)   (0.83)    (1.55)
BALANCE SHEET DATA:
Total assets...................... $5,732  $ 8,356  $26,555  $49,772  $ 75,463
Long-term debt, including current
 portion..........................    --       --       193    1,695    13,793
Stockholders' equity..............  4,512    3,748   21,543   42,549    42,749
Stockholders' equity per common
 share............................   0.63     0.44     1.51     1.06      0.66
OTHER DATA:
Average annual sales per unit(1).. $  796  $ 1,163  $ 1,533  $ 1,907  $  1,753
Number of restaurants open at
 period end(2)....................      7        8       16       27        50
Average annual same store sales
 growth(3)........................   23.6%    56.7%    21.5%    10.6%      2.6%

--------
(1) Average annual sales per unit is computed by averaging sales for Koo Koo Roo stores open 24 months or more.

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

  Calendar years 1996 and 1997 marked periods of continued expansion for the Company as the Company opened 12 (10 of which are still open) and 14 (11 of which are still open) new restaurants during 1996 and 1997, plus the acquisition of 14 Hamburger Hamlet restaurants in May 1997. At December 31, 1997, the Company operated 50 restaurants. Subsequent to December 31, 1997 the Company opened three Koo Koo Roo restaurants in January 1998 and closed three Koo Koo Roo restaurants located in the Washington D.C. beltway area and determined to focus its development efforts primarily on the California and Nevada markets.

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

  Many of the statements made herein are forward looking and, among other things, relate to the prospects for the Company to expand and attain profitable operations. The Company has historically incurred net losses and the Company presently anticipates that it will continue to incur operating losses during 1998. However, the Company believes that the net operating losses should begin to decrease during the next calendar year both in the aggregate and as a percentage of sales. Management presently cannot predict precisely when the Company may achieve profitable operations. The Company's current level of overhead contemplates more restaurants than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors. See "Business--Business Risks."

RESULTS OF OPERATIONS

  The Company's operations consist of the Koo Koo Roo and Hamburger Hamlet chain of restaurants and the Color Me Mine "paint-your-own" ceramics studios. Management's discussion of the results of operations addresses the results of each segment separately to provide the reader with a better understanding of the Company's operations. Following are the results of operations for each segment:

                                                          DISCONTINUED CERAMIC
                                    RESTAURANTS             STUDIO OPERATIONS
                             ---------------------------  ----------------------
                              1995      1996      1997     1995   1996    1997
                             -------  --------  --------  ------ ------  -------
                                             (IN THOUSANDS)
   Revenues................  $19,221  $ 36,608  $ 68,338  $1,091 $2,018  $ 4,031
                             -------  --------  --------  ------ ------  -------
   Costs and Expenses:
     Cost of sales.........   13,981    26,160    47,437     541  1,328    2,467
     Occupancy expense.....    1,737     4,153     5,957     122    281      943
     Other operating
      expenses.............    8,501    12,237    21,871     331  1,017    2,628
     Depreciation and
      amortization.........    2,111     4,152     8,071      42    127      624
     Loss on store
      closings.............      587       --      4,274     --     --       155
                             -------  --------  --------  ------ ------  -------
       Total...............   26,917    46,702    87,610   1,036  2,753    6,817
                             -------  --------  --------  ------ ------  -------
   Operating income (loss).  $(7,696) $(10,094) $(19,272) $   55 $ (735) $(2,786)
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

  The Company's present expansion plans contemplate a number of new store openings during the balance of 1998 and into 1999. In connection with new store openings, pre-opening costs (such as training of new employees and various site costs) are capitalized until the store is opened at which time they are amortized on a straight-line basis over the first twelve months' operations. See "Business--Restaurants in Operation and Expansion Plans."

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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

 Restaurant Operations

  Sales of $36,608,000 for 1996 were produced by 16 restaurants which operated during both the current and prior calendar years and 12 new restaurants open for part of the current year. Sales for the restaurants amounted to $19,221,000 for the prior year. Comparable sales for the restaurants open throughout both 1996 and 1995 increased by 10.6%.

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

  Occupancy costs increased to $4,153,000 for the year ended December 31, 1996 compared to $1,737,000 during the prior period. Store occupancy costs as a percentage of sales were approximately the same in both years. Depreciation and amortization expenses increased to $4,152,000 from $2,111,000 for the prior year. The increase resulted from the new store openings during 1996 plus a full year's depreciation and amortization for stores opened during the prior year.

  Other operating expenses which include other store operating and corporate overheard expenses amounted to $12,237,000 for the current year compared to $8,501,000 for 1995. This increase was primarily due to the Company's expansion. As a percentage of sales, other operating expenses decreased to 36% from 44% during the prior year, primarily, as a result of increased sales and higher per store volumes which resulted in decreases in other fixed expenses. Included in other operating expenses during 1996 were marketing and advertising costs of approximately $400,000 and employee severance costs approximating $125,000. Personnel and other corporate expenses increased during 1996 as the Company continued to build the infrastructure necessary for its planned growth.

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

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity

  Total cash, cash equivalents and marketable securities at December 31, 1997 amounted to $12,652,000. During the past two years the Company expended cash resources principally to build new and remodeled Koo Koo Roo California KitchenTM stores, acquire Hamburger Hamlet, expand the operations of Color Me Mine and finance operating losses. During 1997, the Company completed the construction of 14 Koo Koo Roo restaurants, two of which were sold and leased back. In addition, as of December 31, 1997, four Koo Koo Roo restaurants were in various stages of construction, plus seven other locations with signed leases.

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

  Net cash provided by financing activities amounted to $20,828,000, $31,198,000 and 39,067,000 during the years ended December 31, 1995, 1996 and 1997. The Company received $19,876,000, $31,561,000 and $27,476,000 from sales of Common Stock and Preferred Stock during the years ended December 31, 1995, 1996 and 1997. In August 1997 the Company issued $12,000,000 aggregate principal amount of 13% in Senior Notes due August 2000. During 1997 the Company's Color Me Mine subsidiary borrowed $500,000 under a line of credit agreement with a bank. The line of credit is secured by a certificate of deposit of the same amount. During calendar years 1995 and 1997, the Company received capital contributions of $616,000 and $121,000 from minority partners of partnerships and joint ventures which owned restaurants. In November 1996, the Company utilized $1,645,000 to repurchase a portion of the outstanding stock purchase warrants issued in connection with private placements originating during 1995.

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

  In August 1997, the Company issued $12,000,000 aggregate principal amount of Senior Notes due August 2000 (the "Senior Notes") to an institutional investor in a private placement. The Senior Notes carry an interest rate of 13% per annum payable quarterly. The Senior Notes also included five-year purchase warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The Senior Notes provide that the Company redeem $2.5 million on February 28, 1999. Mandatory redemptions of the balance, prior to the due date of the Senior Notes, are only required if there is a change of control, sale of securities resulting in proceeds in excess of $20 million or certain dispositions of assets as outlined in the Senior Notes.

  Management believes that the Company's existing capital resources will be sufficient to fund its planned operations and growth for the next 12 months. The Company' long-term debt as of December 31, 1997 amounts to $13,793,000. Management estimates that an investment of approximately $8.0 to $9.0 million may be required for capital expenditures relating to stores under construction plus new locations planned for 1998. The Company intends to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues. The Company also consummated sale-leaseback agreements for the Burbank and Aliso Viejo properties which generated approximately $2.2 million in cash for the Company in 1997.

  To date, the development and expansion of Color Me Mine has been financed by advances from Koo Koo Roo, Inc., which totaled approximately $9.1 million at December 31, 1997. As indicated above, the Company has adopted a plan to dispose of this subsidiary during 1998.

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

SEASONALITY

  Company revenues in certain geographic areas appear to be subject to seasonal fluctuations. These seasonal fluctuations have not, to date, been apparent in overall results due to more significant trends including, but not limited to, same store sales growth and unit growth.

INFLATION

  The Company does not believe that inflation has, to date, had a material impact on its operations. Significant increases in labor, food, or other operating costs could have a material adverse affect on the Company's results if the Company were for some reason unable to pass along cost increases relating to general inflation by increasing its prices.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  Directors are elected at each Annual Meeting of Stockholders and hold office until their resignation or removal and until their respective successors are duly elected and qualified. The Company's Bylaws provide that the Board of Directors (the "Board") shall consist of no fewer than four or more than ten directors, with the exact number to be fixed by the Board of Directors. The authorized number of directors is presently ten. Officers are elected annually by the Board and serve at its discretion until their successors are elected and duly qualified.

  The following set forth certain information regarding the persons serving as directors and Named Executive Officers (as defined below) of the Company as of April 28, 1998.

                                                   POSITIONS CURRENTLY
      NAME OF OFFICER/DIRECTOR       AGE          HELD WITH THE COMPANY
      ------------------------       ---          ---------------------
A. William Allen, III...............  38 Chief Executive Officer and Director
John S. Kaufman.....................  36 President and Chief Operating Officer
Michael D. Mooslin..................  50 Chief Executive Officer, Color Me Mine
Ronald D. Garber....................  44 General Counsel and Corporate Secretary
Lee A. Iacocca......................  73 Acting Chairman of the Board
Ann Graham Erhinger, Ph.D. .........  59 Director
Mel Harris..........................  58 Director
Robert F. Kautz.....................  39 Director
Don Wohl............................  66 Director

 Executive Officers

  A. WILLIAM ALLEN, III has served as Chief Executive Officer and director of the Company since March 1998. Mr. Allen has over 22 years experience in the restaurant business. Prior to joining the Company, Mr. Allen spent seven years as CEO/President of La Madeleine, a chain of upscale quick service restaurants, growing the concept from five locations to its present level of 60 locations. He was responsible for the day to day operations and the support functions of food production and development, finance and accounting, real estate, design and construction, human resources and marketing. Mr. Allen began his career with Marriott Corporation in 1979 as an entry level manager and progressed through the ranks as restaurant General Manager, Area Director, Vice President of Operations and Senior Area Vice President, overseeing all West Coast operations.

  JOHN S. KAUFMAN joined the Company in September 1996 as Chief Operating Officer. Mr. Kaufman has 20 years experience in the restaurant business. Mr. Kaufman is directly responsible for domestic restaurant operations, marketing, human resources, training and real estate. From December 1994 to September 1996, Mr. Kaufman was Chief Executive Officer of Rosti, an Italian restaurant chain based in California. From June 1986 to December 1994, Mr. Kaufman served as Vice President of Operations for California Pizza Kitchen, during which time they grew from one to 68 restaurants.

  MICHAEL D. MOOSLIN has been Chief Executive Officer of Color Me Mine, Inc., a 90% owned subsidiary of the Company, since December 1997. Mr. Mooslin served as President and Chief Operating Officer of Koo Koo Roo International from September 1996 through December 1997, and was President and Chief Operating Officer of the Company from March 1992 until September 1996 when he became President and Chief Operating Officer of Koo Koo Roo International. He was also a director of the Company from September 1992 until January 1998. He is a director of Humphrey Yogurt, Arden Wood Nursing Facility and F&M Food Service, all of which are private companies. Mr. Mooslin owned and operated MDM Restaurant Group, a management company which facilitated the growth of small, development stage fast-food chains. From 1972 to 1986, he served as President of Naugles, Inc., a fast-food chain featuring freshly prepared Mexican food.

  RONALD D. GARBER has been General Counsel and Corporate Secretary since May of 1996. From 1993 until April 1996, Mr. Garber was a partner at the law firm of Richman, Lawrence, Mann, Greene & Chizever in Beverly Hills, where he represented the Company. Prior thereto, he was of counsel for the law firm of Cooper, Epstein & Hurowitz. Mr. Garber also serves as a Judge Pro Tem for the Los Angeles Superior and Municipal Courts in Santa Monica, Beverly Hills, and Culver City, California. Mr. Garber attended the University of California at Berkeley and received his B.A. from Northwestern University in Evanston, Illinois and received his J.D. from the University of Toledo College of Law. Mr. Garber is admitted to practice in both California and Ohio and is a member of the Beverly Hills Bar Association, ICSC and recently served as a consultant for the California Continuing Education of the Bar recent edition on Real Estate Leases. Mr. Garber is the Sponsorship Chairperson for the Bay Cities Jewish Community Center in Santa Monica, California.

 Directors

  LEE A. IACOCCA, Acting Chairman of the Board, retired Chairman of Chrysler Corporation, was named to the Board of Directors in August 1995. On March 27, 1998, Mr. Iacocca became Acting Chairman of the Board and in connection therewith was granted options to purchase 500,000 shares of Common Stock at an exercise price of $1.56 per share, of which one-half were fully vested on the date of grant, and one-half vest one year from the date of grant. He is also a director of Consolidated Cigar Holdings, Inc. In addition, Mr. Iacocca is Chairman of the Committee for Corporate Support of the Joslin Diabetes Foundation and a member of the advisory board of Reading is Fundamental. He has been a private investor as well as a business and individual consultant for the past five years.

  ANN GRAHAM EHRINGER, PHD, has served as a director of the Company since April 1998. Since 1992, Ms. Ehringer has served as Chairman and Chief Executive Officer of S.P. Land, Inc. and S.P. Lodge, Inc. (dba Saddle Peak Lodge), a real estate holding entity and a fine-dining entity, respectively. In addition, since 1996, Ms Ehringer has been Director of the Family & Closely-Held Businesses Program as well as Associate Professor of Entrepreneurship at the Marshall School of Business of the University of Southern California. For six years prior to accepting these positions, she coached dozens of owners and key executives of small and mid-sized companies. Dr. Ehringer's areas of expertise include decision-making, strategic thinking and entrepreneurial leadership. Dr. Ehringer's education includes degrees from the University of California, Harvard Business School, Stanford University and the University of Hawaii. She is a member of the Executive Advisory Panel for the "Executive," a publication of the Academy of Management, and of the National Association of Corporate Directors. She currently serves on the boards of UStel, Inc., and several privately-held companies.

  MEL HARRIS has been a director of the Company since November 1996. Since 1988 Mr. Harris has been Chairman and since 1993 Chief Executive Officer of Preferred Employers Holdings, Inc., a public company, and President of International Insurance Group, Inc. since 1984. Both of these entities are insurance agencies. Mr. Harris is CEO and director of Restaurant Marketing Corporation ("RMC"), and Restaurant Acquisition Corporation ("RAC"), entities with which the Company has service agreements. RAC is also the Company's joint venture partner in three stores in Florida. Mr. Harris is a director of Marketing Corporation International, a private company. Mr. Harris is CEO of Ceramics Acquisition Corporation which is the joint venture partner of Color Me Mine, Inc. in three stores in Florida. He also serves on the board of directors of the national Parkinson Foundation, Hebrew Home for the Aged in Riverdale, New York, and the Yeshiva University Sy Syms School of Business. He is a founder of the United States Holocaust Memorial Museum, Washington, DC, and a 1994 recipient of the Ellis Island Medal of Honor Award.

  ROBERT F. KAUTZ has been a Director of the Company since November 1995.
Mr. Kautz has been the Chief Financial Officer and President of WPFC International since January 1998. Prior to joining Wolfgang Puck Food Company, Inc., Mr. Kautz was an officer of the Company, starting as its Chief Financial Officer in February 1995, becoming Assistant Secretary and a Director in November 1995, President of Corporate Development in September 1996, and serving as its President from March 1997 through December 1997. Prior to joining the Company, Mr. Kautz managed due diligence and business plan development projects at Archon Capital Partners, L.P. and InterActive Partners, L.P. as a consultant and associate for one year. Prior to Archon, for two years he was Vice President of Marketing and Business Development for Integrated Voice Solutions, Inc., a software developer of automated scheduling systems. For five years prior to that, and on an interim basis in early 1994, he led U.S. and international consulting engagements as a Senior Manager, Manager and Senior Consultant for the Price Waterhouse Strategic Consulting Group specializing in business strategy and cost and quality improvement. He has an MBA degree from Harvard Business School.

  DON WOHL, has been a director of the Company since December 1993. He has been a private investor as well as a business and individual consultant for the past five years. Mr. Wohl is also a director of Vitafort International Corporation, a public, specialty food manufacturer.

BOARD OF DIRECTORS AND COMMITTEES

  The Audit Committee of the Board of Directors is presently composed of Messrs. Harris and Wohl. Mr. Harris chairs the Committee. The functions of the Audit Committee are to review and approve the selection of, and all services performed by, the Company's independent accountants, to meet and consult with, and to receive reports from, the Company's independent accountants and its financial and accounting staff and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company. The Audit Committee held one formal meeting independent of full Board meetings during the twelve months ended December 31, 1997.

  The Stock Awards Committee of the Board of Directors is presently composed of Messrs. Iacocca and Wohl. Mr. Wohl chairs the Committee. The function of the Stock Awards Committee is to administer the Company's Stock Awards Plan. Although the Stock Awards Committee had no formal meetings independent of full Board meetings during the twelve months ended December 31, 1997, the members consulted by phone and executed unanimous written consents with respect to action taken during the year.

  The Compensation Committee for the Board of Directors was formed in November 1995 and is presently composed of Messrs. Iacocca and Wohl. Mr. Wohl chairs the Committee. The Compensation Committee reviews and approves executive salaries and performs other related functions upon the request of the Board of Directors. See "Executive Compensation--Employment Arrangements." Although the Compensation Committee had no formal meetings independent of full Board meetings during the twelve months ended December 31, 1997 the members consulted by phone and executed unanimous written consents with respect to action taken during the year.

  The Finance Committee of the Board of Directors is presently composed of Messrs. Allen, Iacocca and Wohl. The function of the Finance Committee is to approve the Company's budget, financing plans and capital structure. The Finance Committee had one formal meeting independent of full Board meetings during the twelve months ended December 31, 1997.

  The compensation of directors is described under "Executive Compensation-- Directors' Compensation."

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

  To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during the year ended December 31, 1997 all
Section 16(a) filing requirements applicable to Insiders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                          EXECUTIVE COMPENSATION

  Summary Compensation Table. The following table provides certain summary information concerning compensation paid to or accrued by the Company for its Chief Executive Officer and each of the most highly compensated executive officers of the Company who earned more than $100,000 (salary and bonus) (the "Named Executive Officers") for all services rendered in all capacities to the Company during the three years ended December 31, 1997:

                        SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                 ANNUAL COMPENSATION          COMPENSATION AWARDS
                         ----------------------------------- ---------------------
NAME AND PRINCIPAL                            OTHER ANNUAL    RESTRICTED  OPTIONS/
POSITION                 YEAR  SALARY  BONUS COMPENSATION(1) STOCK AWARDS SARS(#)
------------------       ---- -------- ----- --------------- ------------ --------
John S. Kaufman(2)...... 1997 $201,431 $--       $   --             --        --
 (President and Chief
  Operating Officer)     1996   59,231  --        16,578            --    250,000

Michael D. Mooslin(3)... 1997  174,618  --        18,000            --        --
 (Chief Executive        1996  161,500  --        41,900            --        --
  Officer of             1995  143,700  --        30,121            --        --
 Color Me Mine, Inc.)

Ronald D. Garber(4)..... 1997  170,623  --           --             --     50,000
 (Secretary and General  1996   95,308  --           --             --    100,000
  Counsel)

Kenneth Berg(5)......... 1997  200,000  --           --             --    250,000
 (Former Chief Executive 1996  207,700  --           --             --    500,000
  Officer and Chairman   1995  172,500  --           --       1,050,000   900,000
  of the  Board)

Robert F. Kautz(6)...... 1997  216,372  --           --             --    150,000
 (Former President and   1996  176,300  --        27,400            --        --
  Chief Financial        1995  116,109  --           --             --    250,000
  Officer)

--------

(1) With respect to each of the executive officers named in the table, if not separately reported the aggregate amount of perquisites and other personal benefits, securities or property received was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

(2) Mr. Kaufman joined the Company during August 1996 and is currently President and Chief Operating Officer. During 1996 the Company granted Mr. Kaufman options to purchase 250,000 shares of Common Stock at an exercise price of $7.69 per share. The Board reset the exercise price of such options to $1.56 per share, effective March 24, 1998.

(3) Mr. Mooslin resigned, effective December 1997, as President of Koo Koo Roo International and was appointed Chief Executive Officer of Color Me Mine, Inc., the Company's 90% owned subsidiary.

(4) Mr. Garber joined the Company as General Counsel during May 1996. During 1997 and 1996, the Company granted to Mr. Garber options to purchase 150,000 shares of Common Stock under the Company's Non-Qualified Stock Option Plan. Such options were originally issued at exercise prices per share ranging from $3.72 to $7.76. On March 24, 1998, the Board reset the exercise price for all such options to, and granted Mr. Garber options to purchase an additional 100,000 shares of Common Stock at an exercise price of $1.56 per share.

(5) Mr. Berg resigned as the Company's Chief Executive Officer, effective March 1, 1998 and as Chairman of the Board, effective March 27, 1998. In March 1998, the Company and Mr. Berg agreed to cancel options to purchase 1,650,000 shares of Common Stock with exercise prices ranging from $5.00 to $8.00 per share in exchange for options to purchase 100,000 shares of Common Stock of an exercise price of $1.56 per share. The newly issued stock options are fully vested and provide for an exercise period of 15 years.

(6) Mr. Kautz resigned as President and Chief Financial Officer, effective December 31, 1997. During 1997, Mr. Kautz was granted options to purchase 150,000 shares of Common Stock at an exercise price of $6.125 per share. On December 17, 1997 the exercise price applicable to such options was reset to $3.50 per share and options to purchase 250,000 of Common Stock at exercise prices ranging from $5.72 per share to $7.25 per share were cancelled. Mr. Kautz and the Company mutually agreed to cancel the remaining options to purchase 150,000 shares of Common Stock, effective March 24, 1998. See "--Employment Arrangements."

OPTION/SAR GRANTS IN LAST FISCAL YEAR

  The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the year ended December 31, 1997:

                                          INDIVIDUAL GRANTS
                         ---------------------------------------------------
                                                                             POTENTIAL REALIZABLE
                                                                               VALUE AT ASSUMED
                           NUMBER OF     % OF TOTAL                          ANNUAL RATES OF STOCK
                           SECURITIES   OPTIONS/SARS                          PRICE APPRECIATION
                           UNDERLYING    GRANTED TO    EXERCISE                 FOR OPTION TERM
                          OPTIONS/SARS  EMPLOYEES IN   OR BASE    EXPIRATION ---------------------
          NAME           GRANTED (#)(1) FISCAL YEAR  PRICE ($/SH)    DATE     5% ($)     10% ($)
          ----           -------------- ------------ ------------ ---------- ---------------------
Ronald D. Garber........     50,000         1.9%        $3.72     5/03/2007  $ 116,220 $   295,199
Kenneth Berg............    250,000         9.7          6.00     3/25/2007    943,342   2,390,614
Robert F. Kautz.........    150,000         5.6          3.50     2/27/2007    101,106     471,970

--------

(1) Unless otherwise indicated, such options vest ratably over a three-five year period beginning on the first anniversary of the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

  The following table sets forth certain information regarding exercises of stock options by the Named Executive Officers during the year ended December 31, 1997 and the value of unexercised options at December 31, 1997:

                                                NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS/SARS
                                                   OPTIONS/SARS AT                 AT
                                                   FISCAL YEAR-END         FISCAL YEAR-END(1)
                                              ------------------------- -------------------------
                           SHARES
                         ACQUIRED ON  VALUE                                 ($)          ($)
          NAME            EXERCISE   REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           ----------- -------- ----------- ------------- ----------- -------------
John S. Kaufman.........     --        --         50,000     200,000      $   -0-       $-0-
Michael D. Mooslin......     --        --        316,000         -0-      128,296        -0-
Ronald D. Garber........     --        --         20,000     130,000          -0-        -0-
Kenneth Berg............     --        --      1,510,000     440,000      459,300        -0-
Robert F. Kautz.........     --        --        150,000         -0-          -0-        -0-

--------

(1) To the extent the exercise price per share of options was greater than the last quoted sales price on the Nasdaq Stock Market on December 31, 1997, the value of such options is determined to be $0.

  In March 1998, the Company and Mr. Berg mutually agreed to cancel options to purchase 1,650,000 shares of Common Stock with exercise prices ranging from $5.00 to $8.00 per share in exchange for options to purchase 100,000 shares of Common Stock with an exercise price of $1.56 per share. In addition, Mr. Kautz and the Company mutually agreed to cancel all outstanding options to purchase 150,000 shares of Common Stock, effective March 24, 1998. See "--Employment Arrangements."

DIRECTORS' COMPENSATION

  Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors currently receive annual compensation of $1,000 for each meeting attended and reimbursement of reasonable expenses incurred on Company business.

DIRECTORS' STOCK OPTION PLAN

  The Company's Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors and approved by the stockholders to enable the Company to attract and retain the services of non-employee members of the Board. The Directors' Plan covers an aggregate of 60,000 shares of Common Stock and will expire in 2001. The Directors' Plan, as amended, provides that each non-employee person who becomes a director will receive an option to purchase a minimum of 10,000 shares and up to a maximum of 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Company's Common Stock on the date the option is granted. Such options vest one year from the date of grant and are exercisable for a period of ten years. During the year ended December 31, 1997, no options were granted under the Director's Stock Option Plan.

EMPLOYMENT ARRANGEMENTS

  A. William Allen. Mr. Allen has a one-year employment agreement which provides for an annual base salary of $300,000 ($50,000 of which has been deferred). In addition, Mr. Allen was granted options to purchase 500,000 shares of Common Stock at an exercise price of $1.56 per share. Such options vest one year from the date of grant. The Company may terminate the agreement for cause if Mr. Allen willfully breaches or habitually neglects his duties. Mr. Allen is entitled to severance payments equal to one year's full compensation plus benefits in the event of a termination without cause, termination with good reason (including in the event that there is a material reduction in the nature and scope of Mr. Allen's duties to the Company) or change in control. The agreement may continue from year-to-year upon mutual agreement of the parties. In addition, Mr. Allen was granted a $50,000 loan, collateralized by Mr. Allen's stock options, upon his commencement of employment.

  William M. McKay. Mr. McKay joined the Company in March 1998 as Chief Financial Officer. Mr. McKay has a one-year employment agreement which provides for an annual base salary of $175,000. In addition, Mr. McKay was granted options to purchase 250,000 shares of Common Stock at an exercise price of $1.56 per share. The Company may terminate the agreement for cause if Mr. McKay willfully breaches or habitually neglects his duties. Mr. McKay is entitled to severance payments equal to one year's full compensation plus benefits in the event of a termination without cause, termination with good reason (including in the event that there is a material reduction in the nature and scope of Mr. McKay's duties to the Company) or change in control. The agreement provides that it shall continue from year-to-year unless terminated by either the Company or by Mr. McKay upon notice to the other provided not less than 90 days prior to the end of the term.

  John S. Kaufman. Mr. Kaufman's employment agreement was amended effective March 24, 1998. Under the terms of his agreement, Mr. Kaufman has a one-year employment agreement which provides for an annual base salary of $207,200. In addition, in connection with such amendment, Mr. Kaufman's previously granted options to purchase 250,000 shares of Common Stock at an exercise price of $7.69 were repriced to an exercise price of $1.56. Of such outstanding options, options to purchase 100,000 shares of Common Stock are currently exercisable and options to purchase 150,000 shares of Common Stock vest ratably over a three-year period beginning on March 24, 1999. The Company may terminate the agreement for cause if Mr. Kaufman willfully breaches or habitually neglects his duties. Mr. Kaufman is entitled to severance payments equal to one year's full compensation plus benefits in the event of a termination without cause, termination with good reason (including in the event that there is a material reduction in the nature and scope of Mr. Kaufman's duties to the Company) or change in control. The agreement provides that it shall continue from year-to-year unless terminated by either the Company or by Mr. Kaufman upon notice to the other provided not less than 90 days prior to the end of the term.

  Ronald D. Garber. Mr. Garber's employment agreement was amended effective March 24, 1998. Under the terms of his agreement, Mr. Garber has a one-year employment agreement which provides for an annual base salary of $182,200. In addition, in connection with such amendment, Mr. Garber was granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.56 per share, vesting ratably over three years beginning March 24, 1999. In addition, Mr. Garber's outstanding options to purchase 150,000 shares of Common Stock were repriced to an exercise price of $1.56 per share and are fully vested. The Company may terminate the agreement for cause if Mr. Garber willfully breaches or habitually neglects his duties. Mr. Garber is entitled to severance payments equal to one year's full compensation plus benefits in the event of a termination without cause, termination with good reason (including in the event that there is a material reduction in the nature and scope of Mr. Garber's duties to the Company) or change in control. The agreement provides that it shall continue from year-to-year unless terminated by either the Company or by Mr. Garber upon notice to the other provided not less than 90 days prior to the end of the term.

  Michael D. Mooslin. Pursuant to Mr. Mooslin's Amended and Restated Employment Agreement with the Company, he receives a base salary at an annual rate of $150,000 (or such higher rate as may be determined by the Board of Directors of the Company). In 1993 and 1994, Mr. Mooslin accepted a temporary reduction in current salary to $125,000 per annum in return for the forgiveness of certain loans. As such loans were forgiven, the amount thereof was reported as "Other Annual Compensation." Mr. Mooslin is entitled to participate in fringe benefits and bonus, profit sharing and incentive plans as determined by the Board of Directors. Mr. Mooslin is reimbursed for certain Company-related travel expenses. The Company makes annual payments for an automobile and reimbursement of up to $1,500 per month for rent and related housing expenses. The Company and Mr. Mooslin have mutually agreed to terminate the employment agreement effective March 1999. Prior to that date, the Company may terminate the Agreement in the event that Mr. Mooslin is disabled and unable to perform his full-time duties for a consecutive period of 90 days or for a total of 120 days in any consecutive twelve-month period. In addition, the Company may terminate the Agreement for cause if Mr. Mooslin willfully breaches or habitually neglects his duties.

  Kenneth Berg. On March 27, 1998, in connection with Mr. Berg's resignation as Chairman of the Board of the Company, the Company and Mr. Berg entered into a Termination Agreement (the "Agreement"). The Agreement effectively supersedes the terms and conditions contained in Mr. Berg's Employment Agreement. Pursuant to the Agreement, the Company will pay Mr. Berg his annual base salary of $200,000 over the remaining term of the Employment Agreement, or through March 27, 2004. In addition, Mr. Berg agreed to the cancellation of options to purchase 1,650,000 shares of common stock at exercise prices ranging from $5.00 to $8.00 per share in exchange for options to purchase 100,000 shares of common stock at an exercise price of $1.56 per share. Mr. Berg's medical insurance premium payments will continue to be paid through the term of the Agreement.

  Robert F. Kautz. On December 17, 1997 Mr. Kautz and the Company entered into a Termination Agreement in connection with Mr. Kautz's resignation as President and Chief Financial Officer of the Company, effective December 31, 1997. Pursuant to the terms of the Termination Agreement, Mr. Kautz kept options to purchase 150,000 shares of Common Stock at an exercise price of $3.50 per share and surrendered options to purchase 250,000 shares of Common Stock at exercise prices ranging from $5.72 per share to $7.25 per share. Effective March 24, 1998, Mr. Kautz and the Company agreed to cancel the remaining options to purchase 150,000 shares of Common Stock in exchange for the forgiveness of loans with an aggregate principal amount of $116,250 and the reimbursement of federal and state income taxes related to such loan forgiveness.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee is composed of Lee Iacocca and Don Wohl. The Compensation Committee did not meet separate and apart from Board meetings during 1997. The Compensation Committee carried out its duties by written resolution and informal discussions by phone and at the time of full Board meetings. None of the executive officers served as a director or member of the compensation committee of another entity during the year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

  The following table sets forth certain information as of April 20, 1998 with respect to the beneficial ownership of the Company's Common Stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director and nominee for director of the Company, (iii) the Named Executive Officers and (iv) all Named Executive Officers and directors of the Company as a group:

                                                     AMOUNT OF       PERCENT OF
      NAME OF BENEFICIAL OWNER(1)               BENEFICIAL OWNERSHIP  CLASS(2)
      ---------------------------               -------------------- ----------
      A. William Allen(3)......................            -0-          -0-
      Ronald D. Garber(4)......................        151,000            *
      John S. Kaufman(5).......................        100,660            *
      Michael D. Mooslin(6)....................        316,000            *
      Ann Graham Erhinger, PhD.(7).............            -0-          -0-
      Mel Harris(8)............................            -0-          -0-
      Lee A. Iacocca(9)........................        353,300            *
      Don Wohl(10).............................            -0-          -0-
      Kenneth Berg(11).........................      1,541,500          3.1%
      Robert F. Kautz(12)......................            -0-          -0-
      All Directors and Named Executive
       Officers
       as a Group (10 persons).................      2,462,460          4.9%

--------

  *   Represents less than 1% of the outstanding shares of Common Stock.

 (1) The address of A. William Allen, Ronald D. Garber, John S. Kaufman and Ann Graham Erhinger is in care of the Company, 11075 Santa Monica Boulevard, Suite 225, Los Angeles, California 90025. The address of Kenneth Berg is 10601 Wilshire Blvd., Los Angeles, California 90025. The address of Lee A. Iacocca is 10900 Wilshire Boulevard, Suite 520, Los Angeles, California 90024. The address of Don Wohl is 1800 Avenue of the Stars, Suite 1114, Los Angeles, California 90067. The address of Mel Harris is 10800 Biscayne Blvd., Penthouse Floor, North Miami, Florida 33161. The address for Robert F. Kautz is 1333 Second Street, First Floor, Santa Monica, CA 90401.

 (2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of a specified date as provided in Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Each beneficial owner's percentage is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of the above table have been exercised.

 (3) Mr. Allen joined the Company as Chief Executive Officer and Director in March 1998 and presently does not beneficially own any shares of Common Stock.

 (4) Includes 150,000 shares of Common Stock issuable upon exercise of options exercisable presently and within 60 days of the date of the table.

 (5) Includes 100,000 shares of Common Stock issuable upon exercise of options exercisable presently and within 60 days of the date of the table.

 (6) Includes 316,000 shares of Common Stock issuable upon exercise of options exercisable presently and within 60 days of the date of the table.

 (7) Ms. Erhinger became a director of the Company in April 1998 and presently does not beneficially own any shares of Common Stock.

 (8) Through mutual agreement with Mr. Harris, the Company canceled options to purchase 2,010,000 shares of Common Stock held by Mr. Harris and his affiliates, effective March 24, 1998.

 (9) Includes 250,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of the date of the table.

(10) Through mutual agreement with Mr. Wohl, the Company cancelled options to purchase 410,000 shares of Common Stock held by Mr. Wohl, effective March 24, 1998.

(11) Kenneth Berg's holdings include: (a) 815,000 shares of Common Stock in respect of which Mr. Berg has only the right to vote pursuant a proxy, and over which he does not possess any control over disposition and transfers (Mr. Berg disclaims beneficial ownership of such shares) and
      (b) 400,000 shares of Common Stock issuable upon exercise of options exercisable presently and within 60 days of the date of the table.

(12) Mr. Kautz resigned as President and Chief Financial Officer effective December 31, 1997. Mr. Kautz presently does not beneficially own any shares of Common Stock, or and securities exchangeable or convertible into shares of Common Stock. See "--Employment Agreements."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company received various goods and services from a corporation in which the Company's former chief executive officer, Mr. Berg, has a controlling interest. These services include accounting, bookkeeping, occupancy and various other office services. The Company paid $74,000 for such services during the year ended December 31, 1997.

  During May 1996, the Company entered into a business development agreement with an entity associated with Restaurant Marketing Corporation, which is owned by Mr. Mel Harris, to provide business development services. In consideration for the agreement, the Company issued options to purchase 1.0 million shares of its Common Stock with an exercise price of $8.00 per share. Through mutual agreement with Mr. Harris, the Company cancelled such options, effective March 24, 1998.

  During 1997, the Company utilized the services of a general insurance agency for placing a portion of its insurance requirements. Mr. Harris is the Chairman of the Board and Chief Executive Officer of the insurance agency. The Company believes that the insurance premiums paid for such policies were at market rates. The use of such insurance services was approved by a majority of the non-interested directors. During the year ended December 31, 1997, the insurance agency received commissions of approximately $92,000 on insurance policies placed with the agency.

  Mr. Jess Ravich, a former Director of the Company, is the Chief Executive Officer of Libra Investments, Inc. In connection with the acquisition of Hamburger Hamlet restaurants, Libra Investments, Inc. received a fee of $487,500 in cash and five-year warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.72 per share. In addition, in August 1997, Libra Investments, Inc. was paid a fee of $300,000 in cash, and received warrants to purchase 60,000 shares of Common Stock at an exercise price of $5.38 per share, in connection with the private placement of $12,000,000 aggregate principal amount of the Company's 13% senior notes due August 15, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

   Index to Consolidated Financial Statements.............................. F-1
   Report of Independent Certified Public Accountants...................... F-2
   Consolidated Balance Sheets as of December 31, 1996 and 1997............ F-3
   Consolidated Statements of Operations for the years ended December 31,
    1995, 1996 and 1997.................................................... F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1995, 1996 and 1997....................................... F-5
   Consolidated Statements of Cash Flows for the years ended December 31,
    1995, 1996 and 1997.................................................... F-6
   Notes to Consolidated Financial Statements.............................. F-7

  (a)(2) Financial Statement Schedules

  All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

  (a)(3) Exhibits

  The following exhibits are filed in the order hereinafter listed:

 EXHIBIT
 -------
  3.1    Restated Certificate of Incorporation of Registrant(1)
  3.2    Amended and Restated Bylaws of Registrant, as amended March 1992(2)
  3.3    Bylaw Amendment Changing year-end(3)
         Certificate of Amendment to the Restated Certificate of Incorporation
  3.4    of Koo Koo Roo, Inc.(10)
  3.5    Certificate of Designations of 5% Convertible Preferred Stock(9)
  4.1    Form of Certificate for Common Stock of Registrant(1)
         Form of Certificate for 5% Convertible Preferred Stock of
  4.2    Registrant(9)
         Form of Amendment to the Restated Certificate of Incorporation of
  4.3    Registrant(9)
         Certificate of Designations of 5% Convertible Preferred Stock of
  4.4    Registrant(9)
  4.5    Form of Warrant Agreement used in connection with the Company's
          February 1995 private placement of Company Common Stock and
          Warrants(8)
  4.6    Form of Warrant Agreement used in connection with the Company's June
          1995 private placement of Company Common Stock and Warrants(8)
  4.7    Form of Stock Purchase Agreement dated March 12, 1996 by and among the
          Registrant and the purchasers named therein(9)
  4.8    Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the Registrant and the purchasers named therein(9)
         Certificate of Designations of Series B 6% Convertible Preferred
  4.9    Stock(13)
  4.10   Form of Certificate for Series B 6% Convertible Preferred Stock(13)
  4.11   Form of Series B Preferred Stock Investment Agreement dated February
          27, 1997 by and among the Registrant and the purchasers named therein(13)

 EXHIBIT
 -------
  4.12   Form of Series A 5% Convertible Preferred Stock Warrant Agreement
         dated March 20, 1996(14)
  4.13   Form of Common Stock Warrant Agreement dated March 12, 1996(14)
  4.14   Form of Series B 6% Convertible Preferred Stock Warrant Agreement
         dated February 27, 1997(15)
 10.49   Agreement of Limited Partnership of KKRO Partners L.P. dated March 23,
         1994(4)
 10.50   Area Development Agreement dated August 19, 1993 between the
         Registrant and Mel Harris(5)
 10.55   Amended and Restated Employment Agreement of Kenneth Berg dated as of
          January 9, 1995 and related letter agreement(8)
 10.56   Amended and Restated Employment Agreement of Michael Mooslin dated as of March 17, 1995(8)
 10.59   Stock Awards Plan(6)
 10.60   Form of Non-Qualified Stock Option Agreement Under the Stock Awards
         Plan(8)
 10.61   Directors' Stock Option Plan, as amended(7)
 10.62   First Amendment to the Harris Development Agreement dated as of August
         25, 1995(8)
 10.63   KKRO Partners, L.P. Purchase Agreement dated as of September 26, 1995 by and between the Company and KKRO Partners, L.P.(8)
 10.64   KKRO Partners, L.P. Liquidation Agreement dated as of September 28,
          1995 by and between the Company and KKRO Partners, L.P.(8)
 10.65   Form of Warrant Agreement used in connection with the Company's
          February 1995 private placement of Company Common Stock and
          Warrant(8)
 10.66   Form of Warrant Agreement used in connection with the Company's June
          1995 private placement of Company Common Stock and Warrant(8)
 10.67   Form of Stock Purchase Agreement dated March 12, 1996 by and among the
          Registrant and the purchasers named therein(9)
 10.68   Form of Preferred Stock Investment Agreement dated March 20, 1996 by and among the Registrant and the purchasers named therein(9)
 10.69   Agreement for Acquisition of Color Me Mine, Inc.(10)
 10.70   Canadian Letter of Intent(10)
 10.71   Business Development Services Agreement, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation.(11)
 10.72   Non-Qualified Stock Option Agreement for Restaurant Marketing
          Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation.(11)
 10.73   Non-Qualified Stock Option Agreement for Restaurant Marketing
          Corporation, dated as of May 8, 1996, by and between the Registrant and Restaurant Marketing Corporation.(11)
 10.74   Second Amendment to Area Development Agreement, dated as of May 8,
          1996, by and between the Registrant, Koo Koo Roo Licensing Systems,
          Inc. and Restaurant Acquisition Corporation.(11)
 10.75   Employment Agreement and Non-Qualified Stock Option Agreement, dated as of May 8, 1996, by and between the Registrant and Mel Harris.(11)
 10.76   Color Me Mine, Inc. Area Development Agreement(12)
 10.77   Asset Purchase Agreement By and Between Hamburger Hamlet, Inc. and the
          Registrant dated as of March 21, 1997.(16)
 21.1    Subsidiaries of Registrant (Previously filed)
 23.1    Consent of BDO Seidman, LLP (Previously filed)
 27.1    Financial Data Schedule (Previously filed)

--------
 (1) Incorporated by reference to identical exhibit number in the Company's Registration Statement on Form S-18 (No. 33-42487-NY) declared effective on October 15, 1991.

 (2) Incorporated by reference to identical exhibit number in the Company's Transition Report on Form 10-K for the six months ended June 30, 1992.

 (3) Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated December 14, 1995 (filed with the Commission on December 15, 1995).

 (4) Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1993 (filed with the Commission on April 25, 1994).

 (5) Incorporated by reference to identical exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

 (6) Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated December 15, 1994.

 (7) Incorporated by reference to identical exhibit number in the Company's Proxy Statement dated November 15, 1993.

 (8) Incorporated by reference to identical exhibit number in the Company's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995.

 (9) Incorporated by reference to identical exhibit number in the Company's Current Report on Form 8-K dated March 18, 1996.

(10) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(11) Incorporated by reference to identical exhibit number in the Company's Registration Statement on Form S-1 (No. 333-3360) declared effective on June 11, 1996.

(12) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(13) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated February 27, 1997.

(14) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-3 (No. 333-23263) as filed on March 13, 1997

(15) Incorporated by reference to the exhibits filed with the Company's Amendment No. 2 Registration Statement on Form S-3 (No. 333-23263) as filed on June 5, 1997

(16) Incorporated by reference to identical exhibit number in the Company's Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996

(17) Filed herewith.

  (b) Reports on 8-K

  Current report on Form 8-K, dated October 16, 1997, which includes the Company's press release, dated October 16, 1997, announcing the Company's third quarter 1997 charge of $4.8 million.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KOO KOO ROO, INC.
Date: April 29, 1998

                                                 /s/ A. William Allen
                                          By: _________________________________
                                                    A. William Allen
                                          Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
      /s/ A. William Allen           Chief Executive Officer and   April 29, 1998
____________________________________  Director (Principal
          A. William Allen            Executive Officer)

       /s/ Lee A. Iacocca            Acting Chairman of the Board  April 29, 1998
____________________________________
           Lee A. Iacocca

      /s/ William M. McKay           Chief Financial Officer and   April 29, 1998
____________________________________  Treasurer (Principal
          William M. McKay            Financial Officer)

        /s/ Jeanne Giles             Vice-President, Controller    April 29, 1998
____________________________________  (Principal Accounting
            Jeanne Giles              Officer)

         /s/ Mel Harris              Director                      April 29, 1998
____________________________________
             Mel Harris

                                     Director                      April   , 1998
____________________________________
          Robert F. Kautz


        /s/ Donald Wohl              Director                      April 29, 1998
____________________________________
            Donald Wohl

                                     Director                      April   , 1998
____________________________________
        Ann Graham Erhinger

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants...................... F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1997............ F-3
  Consolidated Statements of Operations for the years ended December 31,
   1995, 1996 and 1997.................................................... F-4
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1995, 1996 and 1997....................................... F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1996 and 1997.................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

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

                                          BDO Seidman, LLP

Los Angeles, California
March 20, 1998

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
                          ASSETS
                          ------
CURRENT ASSETS:
  Cash and cash equivalents................................ $  4,591  $  6,940
  Marketable securities....................................    5,220     5,712
  Receivables..............................................      707     1,330
  Notes receivable.........................................    1,096     1,214
  Inventories..............................................      815     1,237
  Prepaid expenses and other...............................      196     1,086
                                                            --------  --------
    Total current assets...................................   12,625    17,519
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES..............      462     1,382
PROPERTY AND EQUIPMENT, net................................   31,307    45,227
INTANGIBLE AND OTHER ASSETS, net...........................    5,378    11,335
                                                            --------  --------
    TOTAL ASSETS........................................... $ 49,772  $ 75,463
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Accounts payable......................................... $  3,265  $  5,512
  Other accrued liabilities................................    1,399     3,816
  Accrued payroll..........................................      634       902
  Accrued store closings and disposal costs................              8,450
  Current portion of long-term debt........................      220       803
                                                            --------  --------
    Total current liabilities..............................    5,518    19,483
                                                            --------  --------
LONG-TERM DEBT.............................................    1,475    12,990
                                                            --------  --------
MINORITY INTERESTS IN SUBSIDIARIES.........................      230       241
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, 50,000,000 shares
   authorized; 15,933,822 and 26,770,170 shares issued and
   outstanding.............................................      159       268
  Preferred Stock, $.01 par value, 5,000,000 shares
   authorized; 1,027,193 and 175,342 shares of Series A and
   0 and 215,839 shares of Series B convertible preferred
   stock issued and outstanding (aggregate liquidation
   preference $25,173,850).................................       10         4
  Additional paid-in capital...............................   73,623   106,632
  Accumulated deficit......................................  (30,608)  (63,414)
  Treasury stock, 72,512 and 147,012 shares, at cost.......       (2)     (238)
  Common Stock issued for unearned compensation............     (633)     (503)
                                                            --------  --------
    Total stockholders' equity.............................   42,549    42,749
                                                            --------  --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............. $ 49,772  $ 75,463
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1995      1996      1997
                                                   -------  --------  --------
RESTAURANT SALES.................................. $19,221  $ 36,608  $ 68,338
                                                   -------  --------  --------
COSTS AND EXPENSES:
  Food, labor and related costs...................  13,981    26,160    47,437
  Occupancy expenses..............................   1,737     4,153     5,957
  Other operating expenses........................   8,501    12,237    21,871
  Depreciation and amortization...................   2,111     4,152     8,071
  Loss on store closings..........................     587               4,274
                                                   -------  --------  --------
    Total.........................................  26,917    46,702    87,610
                                                   -------  --------  --------
LOSS FROM OPERATIONS..............................  (7,696)  (10,094)  (19,272)
OTHER INCOME (EXPENSE):
  Interest expense................................      (9)      (95)     (807)
  Interest and other income.......................     593     1,299     1,103
  Equity in net loss of joint ventures............                        (981)
  Minority interest in net loss of joint venture..     146       340       321
                                                   -------  --------  --------
LOSS FROM CONTINUING OPERATIONS...................  (6,966)   (8,550)  (19,636)
DISCONTINUED OPERATIONS:
  Income (loss) from operations of Color Me Mine
   subsidiary held for sale.......................      55      (735)   (2,786)
  Estimated loss on disposal of the net assets of
   Color Me Mine, including $1,200 for operating
   losses during phase-out period.................                      (7,000)
                                                   -------  --------  --------
NET LOSS..........................................  (6,911)   (9,285)  (29,422)
Dividends on preferred stock......................            (3,048)   (3,384)
                                                   -------  --------  --------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS........ $(6,911) $(12,333) $(32,806)
                                                   =======  ========  ========
PER COMMON SHARE:
  Loss from continuing operations................. $ (0.57) $  (0.78) $  (1.09)
  Loss from discontinued operations...............             (0.05)    (0.46)
                                                   -------  --------  --------
  Net loss........................................ $ (0.57) $  (0.83) $  (1.55)
                                                   =======  ========  ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES................................  12,094    14,878    21,210
                                                   =======  ========  ========

          See accompanying notes to consolidated financial statements.

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         PREFERRED
                         COMMON STOCK      STOCK      ADDITIONAL
                         ------------- --------------  PAID-IN             TREASURY   UNEARNED
                         SHARES AMOUNT SHARES  AMOUNT  CAPITAL   DEFICIT    STOCK   COMPENSATION
                         ------ ------ ------  ------ ---------- --------  -------- ------------
Balance, January 1,
 1995...................  8,901  $ 89    --     $--    $ 14,999  $(11,339)  $  (1)     $ --
 Stock Issuances:
   Private placements...  3,986    40                    17,622
   Exercise of stock
    options.............     62     1                       221
   Exercise of warrants.    480     4                     1,987
   Purchase of minority
    interest............    300     3                     1,909
   Payment of expenses..    160     2                       862
   Purchase of assets...    241     2                     1,925
   Employment contract..    200     2                       943                         (945)
   Distributions to
    stockholders........                                              (25)
 Purchase of treasury
  stock.................                                                       (1)
 Amortization of
  unearned
  compensation..........                                                                 154
 Net loss...............                                           (6,911)
                         ------  ----  -----    ---    --------  --------   -----      -----
Balance, December 31,
 1995................... 14,330   143                    40,468   (18,275)     (2)      (791)
 Stock Issuances:
   Private placements...    453     5  1,200     12      30,398
   Exercise of stock
    options.............    246     3                     1,143
   Payment of expenses..     17                              92
   Purchase of assets...     26                             175
   Conversions of
    preferred stock.....    726     7   (173)    (2)         (5)
 Repurchase of stock
  warrants..............                                 (1,645)
 Preferred stock
  dividends.............    136     1                     2,997    (3,048)
 Amortization of
  unearned
  compensation..........                                                                 158
 Net loss...............                                           (9,285)
                         ------  ----  -----    ---    --------  --------   -----      -----
Balance, December 31,
 1996................... 15,934   159  1,027     10      73,623   (30,608)     (2)      (633)
 Stock Issuances:
   Private placements...    285     3    290      3      26,630
   Exercise of stock
    options.............    226     2                       837
   Purchase of assets...    177     2                     1,879
   Conversion of stock
    warrant.............    227     2                        (2)
   Conversions of
    preferred stock.....  9,907    99   (937)    (9)        (70)
 Non-employee stock
  options...............                                    634
 Preferred stock
  dividends.............     14     1     11              2,712    (3,384)
 Purchase of treasury
  stock.................                                                     (236)
 Warrants issued with
  debt..................                                    389
 Amortization of
  unearned
  compensation..........                                                                 130
 Net loss...............                                          (29,422)
                         ------  ----  -----    ---    --------  --------   -----      -----
Balance, December 31,
 1997................... 26,770  $268    391    $ 4    $106,632  $(63,414)  $(238)     $(503)
                         ======  ====  =====    ===    ========  ========   =====      =====

          See accompanying notes to consolidated financial statements.

                       KOO KOO ROO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................... $ (6,911) $ (9,285) $(29,422)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................    2,153     4,434     8,071
    Deferred franchise revenue...................      (80)
    Minority interest in net loss................     (140)     (422)     (631)
    Assets written off or abandoned..............      695               3,840
    Loss on disposal of discontinued operations..                        7,000
    Changes in operating assets and liabilities,
     net of acquisition:
      Receivables................................      (96)     (416)     (494)
      Inventories................................      (80)     (628)     (191)
      Prepaid expenses and other.................     (157)      281      (890)
      Accounts payable...........................    1,125     1,659       661
      Accrued expenses and other liabilities.....    1,220      (407)    3,385
                                                  --------  --------  --------
        Net cash used in operating activities....   (2,271)   (4,784)   (8,671)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................  (10,155)  (19,459)  (17,460)
  Acquisition of Hamburger Hamlet................                      (10,527)
  Sale of marketable securities..................             15,160    17,426
  Purchase of marketable securities..............   (3,663)  (16,717)  (17,918)
  Notes and loans to employees and others........     (276)     (920)     (664)
  Payments on notes and loans....................                        1,337
  Sale and leaseback of store assets.............                        1,978
  Investments in and advances to related
   entities......................................               (528)     (790)
  Payment of pre-opening.........................   (1,287)   (1,588)   (1,338)
  Lease acquisitions and other costs.............     (218)   (1,273)      (91)
                                                  --------  --------  --------
        Net cash used in investing activities....  (15,599)  (25,325)  (28,047)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placements...........   17,662    30,415    26,636
  Proceeds from borrowings.......................      104     1,600    12,433
  Payments on loans payable......................     (115)      (97)     (336)
  Minority capital contributions.................      616                 120
  Dividends paid on preferred stock..............                (49)     (390)
  Repurchase of Common Stock and warrants........             (1,645)     (236)
  Proceeds from exercise of stock options and
   warrants......................................    2,214     1,146       840
  Other..........................................      347      (172)
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................   20,828    31,198    39,067
                                                  --------  --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........    2,958     1,089     2,349
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....      544     3,502     4,591
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR........... $  3,502  $  4,591  $  6,940
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Business

  Koo Koo Roo, Inc. (the "Company") operates under the name Koo Koo Roo California Kitchen which owns and operates casual dining restaurants featuring flame-broiled skinless chicken, rotisserie chicken, hand-carved turkey, salads, sandwiches and fresh-baked goods. The Company's wholly-owned subsidiary, The Hamlet Group, Inc., doing business under the name Hamburger Hamlet, operates full-service restaurants in a casual environment. The Company's wholly-owned subsidiary Arrosto Coffee Company, provides a variety of fresh-roasted coffees, pastries and other coffee-related products and merchandise. The Company, through its 90% owned subsidiary Color Me Mine, Inc. ("Color Me Mine"), owns and operates and also franchises "paint-your-own" ceramics studios which was discontinued in 1997.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its subsidiaries and limited partnerships in which the Company holds a controlling interest. All significant intercompany transactions and balances are eliminated. The Company's principal subsidiaries include Hamburger Hamlet, Arrosto Coffee Company and Color Me Mine.

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Concentration of Credit Risks

  The Company maintains cash balances at various financial institutions. Deposits, not to exceed $100,000 for each institution, are insured by the Federal Deposit Insurance Corporation. At December 31, 1997, the Company has uninsured cash and cash equivalents in the amount of $3,351,000.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories are comprised of food and supplies for its restaurants and ceramics products.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

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

 Store Locations

  The following is a summary of restaurant activity, excluding Arrosto Coffee and Color Me Mine locations:

                                                                      NUMBER
                                                                   OF LOCATIONS
                                                                  ----------------
                                                                  1995  1996  1997
                                                                  ----  ----  ----
       Beginning of year.........................................   8    16    27
         Opened during year......................................   9    12    14
         Acquisition of Hamburger Hamlet.........................  --    --    14
         Closed during year......................................  (1)   (1)   (5)
                                                                  ---   ---   ---
       End of year...............................................  16    27    50
                                                                  ===   ===   ===

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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

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

NOTE 2--DISCONTINUED OPERATIONS OF COLOR ME MINE

  In March 1996, the Company acquired 90% of the stock of Color Me Mine, a small chain of paint-your-own ceramics studios located in Southern California. The consideration consisted solely of 377,000 shares of the Company's Common Stock. Two founders of the acquired company, received five year management agreements with annual compensation of $50,000 each, plus profit sharing and certain change in control provisions. The acquisition was accounted for using the pooling of interest method of accounting.

  In November 1997, the Company initiated a plan to dispose of its 90% owned subsidiary, Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $7.0 million on the disposal of assets relating to the Color Me Mine subsidiary, including approximately $1.2 million relating to estimated losses during the phase out period. The accompanying consolidated balance sheet as of December 31, 1997 includes current assets of $1,972,000, long-term assets of $4,720,000 and total liabilities of $1,392,000 as well as the $7,000,000 reserve for the disposal of these assets.

NOTE 3--ACQUISITION OF HAMBURGER HAMLET RESTAURANTS

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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

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

  The following unaudited pro-forma condensed consolidated financial data assumes that the acquisition of the Hamburger Hamlet restaurants occurred on January 1 of each year presented:

                                                               1996      1997
                                                              -------  --------
                                                               (IN THOUSANDS)
     Restaurant sales........................................ $66,666  $ 80,021
     Loss from continuing operations.........................  (8,197)  (18,998)
     Net loss................................................  (8,932)  (29,785)
     Net loss per common share...............................   (0.60)    (1.40)

NOTE 4--MARKETABLE SECURITIES

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

NOTE 5--INVESTMENTS IN JOINT VENTURES

  The Company entered into an agreement in 1995 with a group of Canadian business leaders to form a joint venture to develop the Koo Koo Roo California Kitchen(TM) restaurant concept in Canada ("Koo Koo Roo Canada"). The Company holds a 28% ownership and profit/loss participation interest in Koo Koo Roo Canada. Under the terms of the joint venture agreement, if requested, the Company is required to provide it's proportionate share of capital contributions.

                      KOO KOO ROO, INC. AND SUBSIDIARIES

NOTE 6--PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
                                                               (IN THOUSANDS)
     Leasehold improvements................................... $17,969  $27,572
     Land and building........................................   1,560    1,544
     Machinery and equipment..................................   9,947   13,669
     Furniture and fixtures...................................   4,223    7,827
     Construction-in-progress.................................   2,116    3,340
                                                               -------  -------
                                                                35,815   53,952
     Accumulated depreciation and amortization................  (4,508)  (8,725)
                                                               -------  -------
     Net property and equipment............................... $31,307  $45,227
                                                               =======  =======

  As of December 31, 1997, the estimated cost to complete construction-in-progress is $1.9 million.

NOTE 7--INTANGIBLES AND OTHER ASSETS

  Intangibles and other assets consists of the following:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1996   1997
                                                                  ------ -------
                                                                  (IN THOUSANDS)
     Lease acquisition costs, net of accumulated amortization of
      $203,000 and $587,000.....................................  $2,070 $ 5,411
     Lease security deposits....................................     774     665
     Pre-opening costs, net of accumulated amortization of
      $1,827,000 and $287,000...................................   1,056   1,093
     Excess of cost over fair value of assets acquired, net of
      accumulated amortization of $0 and $60,000................     --    2,526
     Other intangibles, net of accumulated amortization of
      $809,300 and $741,000.....................................   1,478   1,640
                                                                  ------ -------
     Net Intangible and other assets............................  $5,378 $11,335
                                                                  ====== =======

NOTE 8--MINORITY INTERESTS IN SUBSIDIARIES

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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

NOTE 9--LONG-TERM DEBT

  Long-term debt consists of:

                                                                DECEMBER 31,
                                                               ---------------
                                                                1996    1997
                                                               ------  -------
                                                               (IN THOUSANDS)
Senior Notes, less unamortized discount of $346,000(a).......  $  --   $11,654
Line of credit payable to a bank with interest at the bank's certificate of deposit
 rate plus 1% (6.34% at December 31, 1997) payable on demand and secured by a
 $500,000 certificate of deposit.............................     --       446
Prime rate plus 1% (9.25% at December 31, 1997) notes payable to a bank with equal monthly installments over a seven year period, collateralized by assets and leasehold interest of
 two of the Company's restaurants............................   1,544    1,370
Notes payable to the Small Business Administration with
 interest at the rate of 11%
 payable in monthly installments of $1,713 and maturing in
 2002........................................................     101       75
Other........................................................      50      248
                                                               ------  -------
                                                                1,695   13,793
  Less: current portion......................................    (220)    (803)
                                                               ------  -------
Long-term debt, net of current portion.......................  $1,475  $12,990
                                                               ======  =======

--------
(a) In August 1997, the Company issued $12 million in Senior Notes due August 15, 2000 (the "Senior Notes") to an institutional investor in a private placement. The notes carry an interest rate of 13% payable quarterly and include attached five-year warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The warrants were valued at $389,400 and recorded as an issue discount to the Senior Notes. A principal payment of $2.5 million is due in February 1999. The holder of the Senior Notes has the right to require the repurchase of the Senior Notes if the Company completes equity or mezzanine financings of more than $20 million, or upon a change in control of the Company. The Company is required to file a shelf registration statement for the shares of Common Stock issuable upon exercise of the warrants on or before May 25, 1998. In connection with the issuance of the Senior Notes, the Company paid the investors a $300,000 commitment fee and paid the placement agents a $300,000 placement fee plus warrants to purchase 60,000 shares of the Company's Common Stock at $5.375 per share.

  Long-term debt maturities during the next five years is as follows; $803,000 in 1998, $2,721,000 in 1999, $9,380,000 in 2000, $211,000 in 2001 and $187,000
in 2002 and $491,000 thereafter.

NOTE 10--STOCKHOLDERS' EQUITY

 Private Placement Offerings

  In February 1995, the Company completed a private placement offering and received a total of $4,243,500. In connection with this offering, the Company issued 942,999 shares of its Common Stock. The offering, also included Warrants to purchase 471,499 shares of Common Stock at an exercise price of $5.00 per share which expired on January 31, 1998.

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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

Company has the right, under certain conditions, to request the mandatory exercise of these warrants after August 15, 1996. In November 1996, the Company repurchased and canceled 813,589 of the stock warrants at a price of $2.00 per warrant ($1,645,000 in the aggregate, including costs).

  In March 1996, the Company completed a private placement offering of 450,000 shares of the Company's Common Stock and received a total of $2,981,000 (net of related costs and expenses of $280,000). The Company is required to issue additional shares if, during the first twelve months after issuance, the Company sells newly issued Common Stock at a price below that of the private placement. During 1997, the Company issued 285,417 additional shares in accordance with the private placement agreement. The placement agent in the transaction received a warrant to purchase 40,500 shares of the Company's Common Stock at $7.75 per share.

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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

  On November 18, 1997, The Company's Compensation Committee agreed to reset the exercise price of employee options, except those options issued to its executive officers. The reset option price was $3.50 per option. The following table summarizes the activity in the Awards Plan and the 1997 Option Plan:

                                                      NUMBER OF WEIGHTED AVERAGE
                                                       SHARES    EXERCISE PRICE
                                                      --------- ----------------
                                                            (IN THOUSANDS)
     Options outstanding--January 1, 1995............   2,463        $4.12
       Granted.......................................   1,108         6.08
       Exercised.....................................      (4)        1.75
       Canceled......................................    (473)        4.95
                                                        -----
     Options outstanding--December 31, 1995..........   3,094         4.70
       Granted.......................................   1,545         7.98
       Exercised.....................................     (29)        5.45
       Canceled......................................    (516)        6.54
                                                        -----
     Options outstanding--December 31, 1996..........   4,094         5.69
       Granted.......................................   1,201         2.35
       Canceled......................................    (746)        7.02
                                                        -----
     Options outstanding--December 31, 1997..........   4,549         4.56
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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

  The following table summarizes the activity of non-plan options:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                       SHARES    EXERCISE PRICE
                                                     ---------- ----------------
                                                        (IN
                                                     THOUSANDS)
     Options outstanding--January 1, 1995...........   1,391         $4.69
       Granted......................................   1,700          5.39
       Exercised....................................    (537)         4.10
                                                       -----
     Options outstanding--December 31, 1995.........   2,554          5.67
       Granted......................................   1,674          7.67
       Exercised....................................    (217)         4.43
       Canceled.....................................     (31)         6.70
                                                       -----
     Options outstanding--December 31, 1996.........   3,980          6.53
       Granted......................................   1,437          5.28
       Exercised....................................    (225)         3.72
       Canceled.....................................    (471)         6.74
                                                       -----
     Options outstanding--December 31, 1997.........   4,721          6.39
                                                       =====
     Options exercisable--December 31, 1997.........   3,691          6.06
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

                                                              1996      1997
                                                            --------  --------
                                                             (IN THOUSANDS,
                                                            EXCEPT PER SHARE
                                                                AMOUNTS)
     Net loss
       As reported......................................... $ (9,285) $(29,422)
       Pro forma........................................... $(10,619) $(33,772)
     Primary loss per common share
       As reported......................................... $  (0.83) $  (1.55)
       Pro forma........................................... $  (0.92) $  (1.75)

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

  Additional information relating to stock options and warrants outstanding and exercisable at December 31, 1997 summarized by exercise price are as follows (in thousands, except per share amounts):

                                              OUTSTANDING         EXERCISABLE
                                        ----------------------- ---------------
                                                                   WEIGHTED
                                           WEIGHTED AVERAGE         AVERAGE
                                        ----------------------- ---------------
       EXERCISE
        PRICE                                   LIFE   EXERCISE        EXERCISE
      PER SHARE                         SHARES (YEARS)  PRICE   SHARES  PRICE
      ---------                         ------ ------- -------- ------ --------
     $0.62 to $3.44....................    839  5.34    $1.53     718   $1.34
         3.50..........................  1,473  7.65     3.50     336    3.50
      3.53 to 4.94.....................    883  6.25     4.32     799    4.38
         5.00..........................  1,492  6.53     5.00   1,492    5.00
      5.06 to 5.75.....................  1,098  5.89     5.58     976    5.56
      5.88 to 6.06.....................  1,260  5.55     5.97   1,180    5.97
      6.13 to 7.69.....................  1,151  6.38     6.99     886    6.83
      7.75 to 7.88.....................     98  5.44     7.75      58    7.75
         8.00..........................  1,363  3.20     8.00     693    8.00
      8.50 to 10.00....................    610  6.94     8.75     110    8.52
                                        ------                  -----
      0.62 to 10.00.................... 10,267  5.94     5.49   7,248    5.32
                                        ======                  =====

                      KOO KOO ROO, INC. AND SUBSIDIARIES

NOTE 11--RELATED PARTY TRANSACTIONS

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

NOTE 12--INCOME TAXES

  Net deferred tax assets consist of the following and the Company has provided valuation allowances to offset the benefit of any net operating loss carryforwards or deductible temporary differences:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
                                                               (IN THOUSANDS)
     Deferred Tax Assets:
       Net operating loss carryforwards...................... $10,204  $ 18,484
       Estimate loss on disposal of assets...................     --      2,800
                                                              -------  --------
         Total Deferred Tax Assets...........................  10,204    21,284
                                                              -------  --------
     Deferred Tax Liabilities:
       Capitalized pre-opening costs.........................    (422)     (437)
       Excess depreciation...................................     (73)      (33)
                                                              -------  --------
         Total Deferred Tax Liabilities......................    (495)     (470)
                                                              -------  --------
                                                                9,709    20,814
     Valuation Allowance.....................................  (9,709)  (20,814)
                                                              -------  --------
     Net Deferred Tax Assets................................. $   --   $    --
                                                              =======  ========

                      KOO KOO ROO, INC. AND SUBSIDIARIES

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

NOTE 13--OTHER ITEMS

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

  During September 1997, the Company decided to exit three markets: Colorado, New York and New Jersey. In connection with this decision the Company closed its only restaurant in Colorado in July 1997 and its only restaurants located in New York and New Jersey in early October 1997. The Company also closed a restaurant in Los Angeles which did not conform to the California Kitchen restaurant design. The charge related to these closings amounted to approximately $2.8 million.

 Fourth Quarter Adjustments

  During the fourth quarter of 1997, the Company recorded additional reserves relating to closed store locations and abandoned leases in the amount of $1.5 million, wrote-off the remaining unamortized balance of $947,000 relating to area franchise/development rights described below, and wrote off other capitalized costs amounting to $1.4 million. In addition, the Company provided a $7.0 million reserve on the disposal of discontinued operations described in
Note 2.

 Area Franchise/Development Rights

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

  In August 1995, the Company acquired certain development and joint venture rights for possible future locations in the State of Florida and certain portions of Georgia. As consideration for this agreement, the Company granted a non-plan stock option to purchase 300,000 shares of Common Stock at $4.50 per share, a price lower than the quoted market price at the time the option was granted. The rights were recorded at the

                      KOO KOO ROO, INC. AND SUBSIDIARIES
excess of the market value over the exercise price which amounted to $414,000 and is being amortized over a period of ten years. In May 1996, the agreement was modified whereby all future locations will be developed as joint ventures through newly-formed partnerships of which the Company will own a 50% interest. In consideration for this amendment, the Company granted the area developer options to purchase 350,000 shares of the Company's Common Stock at $8.00 per share.

NOTE 14--COMMITMENTS AND CONTINGENCIES

  The Company leases restaurant sites, an office facility, a ceramics production facility and ceramics studios under long-term operating leases. Future minimum lease payments under these noncancellable operating leases are as follows:

        YEAR                                                          AMOUNT
        ----                                                      --------------
                                                                  (IN THOUSANDS)
       1998......................................................    $ 7,135
       1999......................................................      7,074
       2000......................................................      6,786
       2001......................................................      6,547
       2002......................................................      5,746
       Thereafter................................................     28,155
                                                                     -------
         Total...................................................    $61,443
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

                      KOO KOO ROO, INC. AND SUBSIDIARIES

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

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

                                                                   SHARES AMOUNT
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
     Year Ended December 31, 1995:
       Extension of employment agreement..........................  200   $ 945
       Acquisition of assets......................................  241   1,927
       Acquisition of minority interest...........................  276   1,912
       Payment of expenses........................................  160     864
     Year Ended December 31, 1996:
       Acquisition of assets......................................   26     175
       Payment of expenses........................................   17      92
     Year Ended December 31, 1997:
       Acquisition of assets......................................  177   1,881

  During 1997, the Company issued 14,432 common shares and 10,837 Series B preferred shares in payment of dividends on the Series B preferred in the amount of $1.3 million.

NOTE 16--SUBSEQUENT EVENTS

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