Form 10-Q
period 1998-03-31
KOO KOO ROO INC/DE
filed 1998-05-15
CIK 878901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-1954

                               KOO KOO ROO, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                  22-3132583
 (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)

        11075 SANTA MONICA BOULEVARD, SUITE 225, LOS ANGELES, CA  90025
      (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (310) 479-2080

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

     As of May 12, 1998, the registrant had issued and outstanding 49,987,908 shares of common stock, $.01 par value per share.

                               KOO KOO ROO, INC.

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS:
     Condensed Consolidated Balance Sheets as of
        December 31, 1997 and March 31, 1998                             3

     Condensed Consolidated Statements of Operations
        for the Three Months Ended March 31, 1997 and 1998               4

     Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1997 and 1998               5

     Notes to Condensed Consolidated Financial Statements                6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                             12

ITEM 2.   CHANGES IN SECURITIES                                         12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.   OTHER INFORMATION                                             12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURES                                                              13

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. - Financial Statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31,        March 31,
                       ASSETS                                       1997 *              1998
                                                                 ------------       ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $  6,754,601       $  4,953,046
   Marketable securities                                            5,712,454          3,769,564
   Receivables - trade                                                627,174            222,848
   Notes receivable                                                   760,988            568,492
   Inventories                                                        691,939            659,739
   Prepaid expenses                                                 1,000,077          1,149,434
                                                                 ------------       ------------
     Total current assets                                          15,547,233         11,323,123

PROPERTY AND EQUIPMENT, net                                        41,856,321         38,164,340

INVESTMENTS IN AND ADVANCES TO RELATED ENTITIES                       653,494            217,145

INTANGIBLES AND OTHER ASSETS, net                                  10,713,955          9,354,713
                                                                 ------------       ------------
                                                                 $ 68,771,003       $ 59,059,321
                                                                 ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $  4,983,296       $  3,391,784
   Other accrued liabilities                                        3,751,552          3,176,441
   Accrued payroll                                                    731,800          1,387,412
   Reserves for store closings and disposal costs                   1,450,000          6,787,091
   Net liabilities and reserves of discontinued operations          1,699,953          1,262,604
   Current portion of long-term debt                                  316,760          2,792,114
                                                                 ------------       ------------
     Total current liabilities                                     12,933,361         18,797,446
                                                                 ------------       ------------
NOTES AND LOANS PAYABLE, LONG-TERM                                 12,848,310         10,317,105
                                                                 ------------       ------------
MINORITY INTEREST                                                     240,440            695,591
                                                                 ------------       ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 175,342 and 2,800 shares of Series A and
    215,839 and 50,430 shares of Series B, Adjustable
    Convertible Preferred Stock issued and outstanding
    (aggregate liquidation preference $25,173,850 and
    $5,113,000)                                                         3,912                532
  Common stock, $.01 par value, 50,000,000 shares authorized;
    26,770,170 and 47,359,043 shares issued and outstanding           267,702            473,590
  Additional paid-in capital                                      106,631,872        107,624,063
  Accumulated deficit                                             (63,413,964)       (78,602,683)
  Treasury stock, 147,012 and 151,012 shares at cost                 (238,493)          (246,323)
  Common stock issued for unearned compensation                      (502,137)               -
                                                                 ------------       ------------
     Total stockholders' equity                                    42,748,892         29,249,179
                                                                 ------------       ------------
                                                                 $ 68,771,003       $ 59,059,321
                                                                 ============       ============

*  Derived from audited financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended March 31,
                                                              1997                  1998
                                                          ------------           ------------
RESTAURANT SALES                                          $ 11,223,260           $22,335,960
                                                          ------------           ------------
COSTS AND EXPENSES:
  Food, labor and related costs                              8,120,345            15,343,174
  Occupancy expenses                                           943,251             1,871,543
  Other operating expenses                                   3,608,973             5,794,960
  Depreciation and amortization                              1,202,902             1,218,426
  Restructuring and other charges, including store
    closings                                                        -             11,757,118
                                                          ------------          ------------
       Total                                                13,875,471            35,985,221
                                                          ------------          ------------
LOSS FROM OPERATIONS                                        (2,652,211)          (13,649,261)

OTHER INCOME (EXPENSE):
  Interest and other income (expense)                          177,709              (322,968)
  Equity in net loss of joint ventures                        (135,000)                   -
  Minority interest in net loss of joint venture                59,185                92,771
                                                          ------------          ------------
LOSS FROM CONTINUING OPERATIONS                             (2,550,317)          (13,879,458)

LOSS FROM DISCONTINUED OPERATIONS                             (944,330)                   -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD                     -            (1,276,952)
                                                          ------------          ------------
NET LOSS                                                    (3,494,647)          (15,156,410)

DIVIDENDS ON PREFERRED STOCK                                  (722,861)              (32,309)
                                                          ------------          ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                $ (4,217,508)         $(15,188,719)
                                                          ============          ============

BASIC AND DILUTED LOSS PER SHARE:
  Loss from continuing operations                         $      (0.20)         $      (0.36)
  Loss from discontinued operations                              (0.06)                   -
  Cumulative effect of change in accounting                         -                  (0.04)
                                                          ------------          ------------
  Net Loss                                                $      (0.26)         $      (0.40)
                                                          ============          ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                16,155,835            38,175,340
                                                          ============          ============


                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                            Three Months Ended March 31,
                                                                         -----------------------------------
                                                                             1997                   1998
                                                                         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $  (3,494,647)        $ (15,156,410)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                           1,412,922             1,218,426
     Change in accounting method                                                    -              1,276,952
     Minority interest                                                        (164,189)               92,771
     Gain on sale of assets                                                   (200,588)                   -
     Restructuring and other charges, including store closings                      -             11,757,118

    Changes in operating assets and liabilities:
       Receivables                                                                  -               (103,266)
       Inventories                                                            (102,344)               32,200
       Prepaid expenses and other assets                                      (472,357)             (507,553)
       Accounts payable                                                        540,897               183,966
       Accrued expenses and other liabilities                                  166,860               225,628
                                                                         -------------         -------------
       Net cash used in operating activities                                (2,313,446)             (980,168)
                                                                         -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (3,348,467)           (3,340,856)
   Purchase of marketable securities                                       (15,434,669)             (399,938)
   Sale of marketable securities                                             4,010,419             2,342,828
   Pre-opening costs                                                          (261,735)                   -
   Payments on notes receivable                                                100,000                    -
   Notes and loans to employees and others                                     (93,249)              (62,144)
   Lease acquisition and other                                                 (37,492)               (5,131)
   Investments in and advances to related entities                          (1,487,285)             (237,671)
                                                                         -------------         -------------
       Net cash used in investing activities                               (16,552,478)           (1,702,912)
                                                                         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placements, net                                    26,772,652                    -
   Loan proceeds                                                                    -                     -
   Debt repayments                                                             (81,001)              (55,851)
   Preferred stock cash dividends                                                   -                (54,794)
   Repurchase of common stock and warrants                                          -                 (7,830)
   Exercise of common stock options and warrants                                 2,500             1,000,000
                                                                         -------------         -------------
       Net cash provided by financing activities                            26,694,151               881,525
                                                                         -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,828,227            (1,801,555)

CASH AND CASH EQUIVALENTS, beginning of period                               4,591,318             6,754,601
                                                                         -------------         -------------
CASH AND CASH EQUIVALENTS, end of period                                 $  12,419,545         $   4,953,046
                                                                         =============         =============


                       KOO KOO ROO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The consolidated financial statements include the accounts of Koo Koo Roo, Inc. (the "Company"), its majority-owned subsidiaries and limited partnerships in which the Company has a controlling interest. All significant inter-company transactions and balances have been eliminated.

     The accompanying unaudited condensed consolidated financial statements were prepared on the accrual basis of accounting. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) which are necessary for a fair presentation of the financial results for the periods presented have been made. The interim period results of operations are not necessarily indicative of the results of operations for the full year. The financial statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - NET LOSS PER SHARE

     Basic earnings per share includes no dilution and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive. The net loss attributable to common stockholders has been adjusted for deemed dividends and dividends paid on preferred stock.

     In May 1998, the stockholders approved an amendment to the Company's certificate of incorporation increasing the authorized common stock from 50 million to 75 million shares.

NOTE 3 - NEW ACCOUNTING STANDARD

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities should be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998 and earlier application is permitted and encouraged. Accordingly, the Company has elected to expense such costs commencing January 1, 1998 and has recorded the cumulative effect of the change in accounting method, or $1,276,952, related to the adoption of SOP 98-5 in the accompanying condensed statement of operations for the three months ended March 31, 1998.

NOTE 4 - EMPLOYEE STOCK OPTIONS

     The Company has two stock award plans for selected eligible employees and consultants. The two plans covers an aggregate of 5,000,000 shares of Common Stock. On March 24, 1998 the Company's Board of Directors agreed to reset the exercise price of employee options covering approximately 2,700,000 shares from an average of $3.75 per option to $1.56 per option.

NOTE 5 - FIRST QUARTER RESTRUCTURING

     During March 1998, the Company developed and approved a plan to restructure the Company. The restructuring plan provides for, among other things, a reduction in the number of store openings planned for 1998 and a reduction in the number of employees at the corporate office. In addition, the Company decided to exit the Washington D. C. market and closed three restaurants and abandoned a lease for a fourth location. The Company will also close its Arrosto coffee factory which grinds and packages coffee for use in its restaurants. In connection with this restructuring plan, the Company recognized charges during the three months ended March 31, 1998 as follows:


          Severance costs                       $ 2,800,000
          Joint venture impairment reserve          674,000
          Write-off of Arrosto assets               990,000
          Other items                               453,460
                                                -----------
          Restructuring and other charges         4,917,460
          Store closing costs                     6,839,658
                                                -----------
            Total                               $11,757,118
                                                ===========

NOTE 6 - DISCONTINUED OPERATIONS

     In March 1996, the Company acquired 90% of the stock of Color Me Mine, a small chain of paint-your-own ceramics studios located in Southern California. The acquisition was accounted for using the pooling of interest method of accounting. In November 1997, the Company initiated a plan to dispose of Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $7.0 million related to the divestiture of assets for Color Me Mine, including approximately $1,200,000 for estimated losses during the phase out period. The accompanying condensed consolidated balance sheet as of December 31, 1997 has been restated to reflect the net assets and the estimated loss as a single amount as follows:

                                                   December 31,     March 31,
                                                       1997           1998
                                                   ------------    -----------
     Current assets                                 $ 1,971,761    $ 2,140,729
     Non-current assets                               4,719,843      4,050,927
     Liabilities                                     (1,391,557)    (1,403,871)
                                                    -----------    -----------
       Net assets                                     5,300,047      4,787,785

     Estimated loss on disposition                   (7,000,000)    (6,050,389)
                                                    -----------    -----------
     Net liabilities of discontinued operations     $(1,699,953)   $(1,262,604)
                                                    ===========    ===========

     During the three months ended March 31, 1998, the Company recorded Color Me Mine's net loss of approximately $830,000 as an adjustment against the reserve for discontinued operations.

NOTE 7 - PREFERRED STOCK CONVERSIONS AND WARRANTS

     During the quarter ended March 31, 1998, 172,542 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock were converted into 4,426,888 shares of the Company's Common Stock. In addition 167,356 shares of the Company's 6% Series B Adjustable Convertible Preferred Stock were converted into 15,041,571 shares of the Company's Common Stock. The Company also issued 1,120,414 shares of common stock in connection with the exercise of previously issued warrants to purchase common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

INTRODUCTION

     The discussion below and elsewhere in this Report on Form 10-Q include forward looking statements about the future business results and activities of the Company which, by their very nature, involve a number of risks and uncertainties. For an explanation of certain of these risks and uncertainties, see the matters discussed in the last paragraph of this Introduction section and the materials referred to therein.

     During the third and fourth quarters of 1997, the Company recorded significant adjustments amounting to approximately $4,400,000 relating to, among other things, closing certain restaurant locations that were operating at a loss. During the fourth quarter, the Company also accrued a $7,000,000 charge relating to the estimated cost of divesting the Color Me Mine business, which is expected to be completed during 1998.

     The Company adopted a plan to restructure its operations and concentrate its efforts on its core business of operating restaurants during the quarter ended March 31, 1998. In connection with this plan, the Company closed the three remaining Koo Koo Roo California Kitchen(TM) stores located in the Washington D.C. area. The Company intends to focus it efforts on operating restaurants in California and Nevada and the Company will continue to operate three restaurants with its joint venture partner in Florida and has plans to open two additional restaurants in Florida. The Company also has a 28% ownership interest in three restaurants operated in Toronto, Ontario, Canada. The Company also operates 14 Hamburger Hamlet restaurants acquired during 1997. As part of the restructuring efforts, the Company recognized restructuring and other charges of $11,757,118 related to store closings, reductions in corporate staffing levels, closing its Arrosto coffee plant and various other charges. The Company believes that these steps, along with continued improvement in operating efficiencies at the stores, will help improve operating results during 1998 and in future periods.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998 and earlier application is permitted and encouraged. Accordingly, the Company has elected to expense such costs commencing January 1, 1998 and has recorded the cumulative effect of the change in accounting method, or $1,276,952, related to the adoption of SOP 98-5 in the accompanying condensed statement of operations for the three months ended March 31, 1998.

     As of May 12, 1997, the Company operated 52 restaurants, including 14 Hamburger Hamlet restaurants. In addition as of May 12, 1998, the Company's Canadian joint venture partner operated three Koo Koo Roo restaurants in Toronto, Ontario.

     Many of the statements made herein are forward looking and, among other things, relate to the prospects for the Company to expand and attain profitable operations. The Company has historically incurred net losses and the Company presently anticipates that it will continue to incur operating losses during 1998. However, the Company believes that the operating losses should begin to decrease during the next calendar quarter both in the aggregate and as a percentage of sales. Management presently cannot predict precisely when the Company may achieve profitable operations. The Company's current level of overhead contemplates more restaurants than are currently opened, and control over the timing of the opening of the additional stores necessary to achieve a volume level which would permit overall Company profitability is subject to factors outside the control of management, including, among other things, site landlords which are in negotiations with the Company, government permitting agencies, and other outside parties and agencies including, but not necessarily limited to, contractors, vendors, and government inspectors.

RESULTS OF OPERATIONS

     Restaurant sales for the three months ended March 31, 1998 amounted to $22,335,960 on P & C compared to $11,223,260 for the three months ended March 31, 1997, an increase of 99%. The increase in revenues was primarily produced by 21 restaurants which operated during both the current quarter and the same quarter of 1997 and twelve new restaurants open during the remainder of 1997 and five new restaurants open for part of the current quarter, plus $7,800,194 in restaurant sales from 14 Hamburger Hamlet restaurants acquired in May 1997. Comparable same store sales for the Koo Koo Roo restaurants in operation for a period of 18 months or more increased by 6.0% for the quarter ended March 31, 1998 compared to the same period in 1997.

     Gross profit (sales less food, labor and related costs) for the three months ended March 31, 1998 increased to $6,992,786 from $3,102,915 for the same quarter of 1997. As a percentage of sales, gross profit increased to 31.3% during the three months ended March 31, 1998 compared to 27.6% for the same period of 1997. Gross profit generally increases in mature stores (those open more than three months) and are lower in newly opened stores. The Hamburger Hamlet restaurants contributed to the overall improvement in the gross profit percentage. The Company closed three Koo Koo Roo California Kitchen(TM) stores during the first quarter of 1998. Cost of sales improvements were related to improvements in operating efficiencies, waste reduction and increased sales volume, which resulted in lower food, beverage and paper costs, as a percentage of sales. These improvements were partially offset by increased labor costs of 1.9%, as a percentage of sales, during 1998 compared to 1997.

     Occupancy costs increased to $1,871,543 for the three months ended March 31, 1998, compared to $943,251 for the three months ended March 31, 1997. Occupancy costs as a percentage of sales was 8.4% during both periods.

     Depreciation and amortization expenses increased from $1,202,902 to $1,218,426 for 1998. Depreciation and amortization during the three months ended March 31, 1997 included $389,000 of pre-opening cost amortization, which method the Company changed effective January 1, 1998, as discussed above. The remaining increase in depreciation and amortization related to additional Koo Koo Roo store openings since the end of the first quarter of 1997 and the acquisition of the Hamburger Hamlet restaurants in May 1997.

     Other operating expenses, which include other store operating and corporate overhead expenses, amounted to $5,794,960 for the three months ended March 31, 1998 compared to $3,608,973 for 1997. The increase was due to several factors, including, new Koo Koo Roo store openings and the acquisition of the 14 Hamburger Hamlet restaurants. As a percentage of sales, operating expenses decreased by 6.3% of sales during the first quarter of 1998. The improvement resulted from higher sales volume, the addition of the Hamburger Hamlet restaurants and certain reductions in general and administrative costs implemented during the fourth quarter of 1997.

     Minority interest represents the limited partners' interest in three partnerships which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentage. The financial results of the partnerships have been consolidated with those of the Company.

     The Company adopted a plan to restructure its operations and concentrate its efforts on its core business of operating restaurants during the quarter ended March 31, 1998. In connection with this plan, the Company closed the three remaining Koo Koo Roo California Kitchen(TM) stores located in the Washington D.C. area. The Company intends to focus it efforts on operating restaurants in California and Nevada and the Company will continue to operate three restaurants with its joint venture partner in Florida and has plans to open two additional restaurants in Florida. The Company also has a 28% ownership interest in three restaurants operated in Toronto, Ontario, Canada. The Company also operates 14 Hamburger Hamlet restaurants acquired during 1997. As part of the restructuring efforts, the Company recognized restructuring and other charges of $11,757,118 related to store closings, reductions in corporate staffing levels, closing its Arrosto coffee plant and various other charges.

    DISCONTINUED OPERATIONS

     In November 1997, the Company decided to divest its 90% owned subsidiary, Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity

     Total cash, cash equivalents and marketable securities at March 31, 1998 amounted to $8,722,610. During the past two years the Company expended cash resources principally to build new Koo Koo Roo California Kitchen(TM) stores, acquire 14 Hamburger Hamlet restaurants, expand the operations of Color Me Mine and finance operating losses. During the first quarter of 1998, the Company completed the construction of and opened five new Koo Koo Roo restaurants. In addition, as of March 31, 1998, two Koo Koo Roo restaurants were in various stages of construction, plus signed leases for six other locations.

     Net cash used in operating activities amounted to $980,168 during the quarter ended March 31, 1998, compared to $2,313,446 for the same period in 1997. The decrease in net cash used in operating activities was primarily due to net losses incurred during each period, $11,757,118 of restructuring and other charges and $1,276,952 representing the cumulative effect of change in accounting method.

     Net cash used in investing activities, including purchases of property and equipment, together with costs for acquiring certain locations, amounted to $1,702,912 during the quarter ended March 31, 1998. Also included in investing activities were purchases and sales of marketable securities which resulted in net funds provided of $1,942,890 during the quarter ended March 31, 1998.

     Net cash provided by financing activities amounted to $881,525 for the quarter ended March 31, 1998. The Company received $1,000,000 from the exercise of common stock options and warrants during the quarter ended March 31, 1998 which were partially offset by cash dividends on preferred stock and debt repayments.

     At March 31 1998, management has provided a 100% valuation allowance amounting to approximately $26,000,000 against the net deferred tax asset represented primarily by its net operating loss carry forwards due to the Company not being able to determine that it was more likely than not that the net deferred tax asset would be realized.

   CAPITAL RESOURCES

     In August 1997, the Company issued $12,000,000 aggregate principal amount of Senior Notes due August 2000 (the "Senior Notes") to an institutional investor in a private placement. The Senior Notes carry an interest rate of 13% per annum payable quarterly. The Senior Notes also included five-year purchase warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The Senior Notes provide that the Company redeem $2,500,000 on February 28, 1999. Mandatory redemptions of the balance, prior to the due date of the Senior Notes, are only required if there is a change of control, sale of securities resulting in proceeds in excess of $20,000,000 or certain dispositions of assets as outlined in the Senior Notes.

     Management believes that the Company's existing capital resources will be sufficient to fund its planned operations and growth for the next 12 months. The Company's short and long-term debt as of March 31, 1998 amounts to $13,109,219. Management estimates that capital expenditures will approximate $3,500,000 to $4,500,000 for stores under construction plus new locations planned for the remainder of 1998. The Company will continue to investigate store-level, asset-based financing of fixtures, equipment and leasehold improvements as its expansion continues.

     The timing of future capital requirements will be affected by, among other things, the number of stores opened, operational results, real estate development, and other potential corporate opportunities. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to business opportunities. The Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities or other strategic alternatives.

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

ITEM 2.   CHANGES IN SECURITIES.

     During the quarter ended March 31, 1998, 172,542 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock were converted into 4,426,888 shares of the Company's Common Stock. In addition 167,356 shares of the Company's 6% Series B Adjustable Convertible Preferred Stock were converted into 15,041,571 shares of the Company's Common Stock. The Company also issued 1,120,414 shares of common stock in connection with the exercise of previously issued warrants to purchase common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

          In May 1998, the stockholders approved an amendment to the Company's certificate of incorporation increasing the authorized common stock from 50 million to 75 million shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS -
               10.1 Executive Employment Agreement between the Company and A. William Allen, dated March 24, 1998.
               10.2 Executive Employment Agreement between the Company and William M. McKay, dated March 24, 1998.
               10.3 Executive Employment Agreement between the Company and Ronald D. Garber, dated March 24, 1998.
               10.4 Executive Employment Agreement between the Company and John S. Kaufman, dated March 24, 1998.
               27.1   Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K - filed during the quarter ended March 31,
               1998.

               Current report on Form 8-K, filed March 4, 1998, incorporating the Company's press release regarding the conversion of preferred stock, appointment of new officers and changes to the Company's Board of Directors.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KOO KOO ROO, INC.



Date:  May 14, 1998                     /s/ William M. McKay
                                        ----------------------------
                                        William M. McKay
                                        Chief Financial Officer



Date:  May 14, 1998                     /s/ Jeanne Giles
                                        ----------------------------
                                        Jeanne Giles
                                        Principal Accounting Officer