Form 10-Q
period 1998-06-30
KOO KOO ROO INC/DE
filed 1998-08-14
CIK 878901

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------    SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______________  to

                         Commission file number 0-19548

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

     As of August 10, 1998, the registrant had issued and outstanding 54,488,063 shares of common stock, $.01 par value per share.


================================================================================

                               KOO KOO ROO, INC.

                               INDEX TO FORM 10-Q


                                                                                          PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets as of
        December 31, 1997 and June 30, 1998                                                   1

     Condensed Consolidated Statements of Operations for the
        Three and Six Months Ended June 30, 1997 and 1998                                     2

     Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1997 and 1998                                               3

     Notes to Condensed Consolidated Financial Statements                                     4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        7


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                   12

ITEM 2.  CHANGES IN SECURITIES                                                               12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 12

ITEM 5.  OTHER INFORMATION                                                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    12

SIGNATURES                                                                                   13

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. - Financial Statements

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,         June 30,
                            ASSETS                                        1997 *              1998
                                                                       ------------       ------------
                                                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $  6,754,601       $  5,175,055
   Marketable securities                                                  5,712,454          2,340,221
   Receivables - trade                                                      627,174             82,525
   Notes receivable                                                         760,988            433,334
   Inventories                                                              691,939            581,822
   Prepaid expenses                                                       1,000,077          1,172,229
                                                                       ------------       ------------
     Total current assets                                                15,547,233          9,785,186
PROPERTY AND EQUIPMENT, net                                              41,856,321         37,943,104
INVESTMENTS IN AND ADVANCES TO RELATED ENTITIES                             653,494               -
INTANGIBLES AND OTHER ASSETS, net                                        10,713,955          9,936,949
                                                                       ------------       ------------
                                                                       $ 68,771,003       $ 57,665,239
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $  4,983,296       $  3,344,932
   Other accrued liabilities                                              3,751,552          2,890,603
   Accrued payroll                                                          731,800            862,400
   Reserves for store closings and disposal costs                         1,450,000          5,399,639
   Net liabilities and reserves of discontinued operations                1,699,953            407,893
   Current portion of long-term debt                                        316,760          2,764,051
                                                                       ------------       ------------
     Total current liabilities                                           12,933,361         15,669,518
                                                                       ------------       ------------
NOTES AND LOANS PAYABLE, LONG-TERM                                       12,848,310         13,292,862
                                                                       ------------       ------------
MINORITY INTEREST                                                           240,440            415,162
                                                                       ------------       ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; 175,342 and 0 shares of Series A and
    215,839 and 16,925 shares of Series B, Adjustable
    Convertible Preferred Stock issued and outstanding
    (aggregate liquidation preference $25,173,850 and $1,692,500)             3,912                169
  Common stock, $.01 par value, 75,000,000 shares authorized;
    26,770,170 and 52,485,075 shares issued and outstanding                 267,702            524,850
  Additional paid-in capital                                            106,631,872        107,573,165
  Accumulated deficit                                                   (63,413,964)       (79,564,164)
  Treasury stock, 147,012 and 151,012 shares at cost                       (238,493)          (246,323)
  Common stock issued for unearned compensation                            (502,137)              -
                                                                       ------------       ------------
     Total stockholders' equity                                          42,748,892         28,287,697
                                                                       ------------       ------------
                                                                       $ 68,771,003       $ 57,665,239
                                                                       ============       ============

*  Derived from restated audited financial statements.

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                             ----------------------------      -----------------------------
                                                                1997             1998             1997              1998
                                                             -----------      -----------      -----------      ------------
RESTAURANT SALES                                             $15,949,468      $22,730,426      $27,172,728      $ 45,066,386
                                                             -----------      -----------      -----------      ------------
COSTS AND EXPENSES:
 Food, labor and related costs                                11,078,732       15,218,902       19,199,077        30,562,076
 Occupancy expenses                                            1,350,020        1,767,716        2,293,271         3,639,259
 Other operating expenses                                      5,009,719        5,234,596        8,618,692        11,029,556
 Depreciation and amortization                                 1,250,402        1,229,549        2,453,304         2,447,975
 Restructuring and other charges                                (193,866)            -            (193,866)       11,757,118
                                                             -----------      -----------      -----------      ------------
      Total                                                   18,495,007       23,450,763       32,370,478        59,435,984
                                                             -----------      -----------      -----------      ------------
LOSS FROM OPERATIONS                                          (2,545,539)        (720,337)      (5,197,750)      (14,369,598)
OTHER INCOME (EXPENSE):
 Interest and other income (expense)                             350,436         (383,250)         528,145          (706,218)
 Equity in net loss of joint ventures                           (203,303)            -            (338,303)             -
 Minority interest in net loss of joint venture                   97,975          142,106          157,160           234,877
                                                             -----------      -----------      -----------      ------------
LOSS FROM CONTINUING OPERATIONS                               (2,300,431)        (961,481)      (4,850,748)      (14,840,939)
LOSS FROM DISCONTINUED OPERATIONS                               (596,679)            -          (1,541,009)             -
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                           -                -                -           (1,276,952)
                                                             -----------      -----------      -----------      ------------
NET LOSS                                                      (2,897,110)        (961,481)      (6,391,757)      (16,117,891)
DIVIDENDS ON PREFERRED STOCK                                  (1,372,895)            -          (2,095,756)          (32,309)
                                                             -----------      -----------      -----------      ------------
NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS                                       $(4,270,005)     $  (961,481)     $(8,487,513)     $(16,150,200)
                                                             ===========      ===========      ===========      ============

BASIC AND DILUTED LOSS PER SHARE:
 Loss from continuing operations                             $     (0.19)     $     (0.02)     $     (0.39)     $      (0.33)
 Loss from discontinued operations                                 (0.03)            -               (0.09)             -
 Cumulative effect of change in accounting                          -                -                                 (0.03)
                                                             -----------      -----------      -----------      ------------
 Net Loss                                                    $     (0.22)     $     (0.02)     $     (0.48)     $      (0.36)
                                                             ===========      ===========      ===========      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  19,046,463       50,683,529       17,601,149        44,429,435
                                                             ===========      ===========      ===========      ============

                      KOO KOO ROO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                      ---------------------------------------------
                                                                          1997                             1998
                                                                      ------------                     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (6,391,757)                    $(16,117,891)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                       2,730,440                        2,447,975
     Cumulative effect of change in accounting                                -                           1,276,952
     Minority interest                                                    (308,583)                         234,877
     Gain on sale of assets                                               (200,588)                            -
     Restructuring and other charges, including store closings                -                          11,757,118
    Changes in operating assets and liabilities:
       Receivables                                                            -                             172,215
       Inventories                                                        (221,083)                         110,117
       Prepaid expenses and other assets                                  (113,223)                        (530,348)
       Accounts payable                                                    926,022                          132,114
       Accrued expenses and other liabilities                              545,986                         (510,254)
       Accrued expenses for store closings and other charges                  -                          (2,900,106)
                                                                      ------------                     ------------
       Net cash used in operating activities                            (3,032,786)                      (3,927,231)
                                                                      ------------                     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (7,423,477)                      (4,214,167)
   Acquisition of Hamburger Hamlet                                     (10,476,955)                            -
   Purchase of marketable securities                                    (9,350,130)                        (399,938)
   Sale of marketable securities                                         9,886,455                        3,772,171
   Pre-opening costs                                                      (761,363)                            -
   Proceeds from sale/leaseback of store assets                          1,418,039                             -
   Payments on notes receivable                                            100,000                             -
   Notes and loans to employees and others                                (658,613)                         (62,144)
   Lease acquisition and other                                             (74,871)                        (717,369)
   Investments in and advances to related entities                      (1,164,450)                         (20,526)
                                                                      ------------                     ------------
       Net cash used in investing activities                           (18,505,365)                      (1,641,973)
                                                                      ------------                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing and private placements                  26,685,435                        3,000,000
   Debt repayments                                                        (201,927)                        (108,157)
   Minority capital contributions                                           75,622                          160,439
   Preferred stock cash dividends                                         (292,861)                         (54,794)
   Repurchase of common stock                                             (109,970)                          (7,830)
   Exercise of common stock options and warrants                               204                        1,000,000
                                                                      ------------                     ------------
       Net cash provided by financing activities                        26,156,503                        3,989,658
                                                                      ------------                     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,618,352                       (1,579,546)
CASH AND CASH EQUIVALENTS, beginning of period                           4,591,318                        6,754,601
                                                                      ------------                     ------------
CASH AND CASH EQUIVALENTS, end of period                              $  9,209,670                     $  5,175,055
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

NOTE 2 - NET LOSS PER SHARE

     Basic earnings per share includes no dilution and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings, such as shares issuable upon the exercise of options and warrants to purchase common stock or the conversion of convertible securities. Shares issuable upon the exercise of options and warrants to purchase common stock or the conversion of convertible securities outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive. The net loss attributable to common stockholders has been adjusted for deemed dividends and dividends paid on preferred stock.

NOTE 3 - NEW ACCOUNTING STANDARD

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities should be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998 and earlier application is permitted and encouraged. Accordingly, the Company has elected to expense such costs commencing January 1, 1998 and has recorded, as of January 1, 1998, the cumulative effect of the change in accounting method, or $1,276,952, related to the adoption of SOP 98-5 in the accompanying condensed statement of operations for the six months ended June 30, 1998.

NOTE 4 - EMPLOYEE STOCK OPTIONS

          The Company has two stock award plans for selected eligible employees and consultants. The two plans cover an aggregate of 5,000,000 shares of Common Stock. On March 24, 1998 the Company's Board of Directors agreed to reset the exercise price of employee options covering approximately 2,700,000 shares from an average of $3.75 per option to $1.56 per option.

                       KOO KOO ROO, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - FIRST QUARTER RESTRUCTURING

     During March 1998, the Company developed and approved a plan to restructure the Company. The restructuring plan provides for, among other things, a reduction in the number of store openings planned for 1998, a reduction in the number of employees at the corporate office and the Company's decision to divest non-core businesses. In addition, the Company decided to exit the Washington D.
C. market and closed three Koo Koo Roo California Kitchen restaurants and abandoned a lease for a fourth location. In connection with this restructuring plan, the Company recognized charges during the three months ended March 31, 1998 as follows:

          Severance costs                       $ 2,800,000
          Joint venture impairment reserve          674,000
          Write-off of Arrosto assets               990,000
          Other miscellaneous items                 453,460
                                                -----------
                                                  4,917,460
          Store closings and other charges        6,839,658
                                                -----------
            Total                               $11,757,118
                                                ===========

     During June 1998, the Company completed the sale of its Arrosto Coffee assets, including the roasting plant and its only stand-alone retail store. The Company received net cash proceeds of approximately $285,000. In addition, the buyer assumed the lease obligations relating to the roasting plant and stand-alone retail store. In connection with this transaction the Company entered into a twenty-six month agreement to purchase coffee from Arrosto's new owner. The purchase agreement may be terminated by the Company if the quality of the coffee is not maintained and under certain other conditions.

     In connection with the restructuring plan and related charges, during the six months ended June 30, 1998, the Company expended cash totaling $1,387,452 relating to the restructuring efforts, net of proceeds received from the sale of assets.

NOTE 6 - DISCONTINUED OPERATIONS

     In March 1996, the Company acquired 90% of the common stock of Color Me Mine, Inc., a small chain of paint-your-own ceramics studios located in Southern California. The acquisition was accounted for using the pooling of interest method of accounting. In November 1997, the Company initiated a plan to divest Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations in the accompanying financial
statements.   The Company recorded an estimated loss of $7.0 million related to the anticipated divestiture of the assets of Color Me Mine, including approximately $1,200,000 for estimated losses during the phase out period. The accompanying condensed consolidated balance sheet as of December 31, 1997 has been restated to reflect the net assets and the estimated loss as a single amount as follows:

                                                     December 31,      June 30,
                                                         1997            1998
                                                     -------------   ------------
     Current assets                                   $ 1,971,761    $ 1,107,885
     Non-current assets                                 4,719,843      4,455,361
     Liabilities                                       (1,391,557)    (1,255,427)
                                                      -----------    -----------
       Net assets                                       5,300,047      4,307,819

     Reserve for loss on disposition                   (7,000,000)    (4,715,712)
                                                      -----------    -----------

     Net liabilities of discontinued operations       $(1,699,953)   $  (407,893)
                                                      ===========    ===========

                       KOO KOO ROO, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     During the six months ended June 30, 1998, the Company recorded Color Me Mine's net losses of approximately $2,172,340 (including write-offs of certain assets by the subsidiary) as adjustments against the related reserve for discontinued operations. The Company is in negotiations with a prospective purchaser for the assets of Color Me Mine, although definitive agreements have not been signed and there can be no assurance that such transaction will be completed or as to the terms thereof.

NOTE 7 - PREFERRED STOCK CONVERSIONS AND WARRANTS

     During the six months ended June 30, 1998, 175,342 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock were converted into 4,474,210 shares of the Company's Common Stock. In addition, 200,861 shares of the Company's 6% Series B Adjustable Convertible Preferred Stock were converted into 20,120,281 shares of the Company's Common Stock. Since June 30, 1998 the Company issued 2,002,988 shares of common stock relating to the conversion of 16,225 shares of the Company's 6% Series B Adjustable, Convertible Preferred Stock. As of August 13, 1998, 700 shares of 6% Series B Adjustable Convertible Preferred shares remain outstanding. The Company also issued 1,120,414 shares of common stock in connection with the exercise of previously issued options and warrants to purchase common stock.

NOTE 8 - LICENSING AGREEMENTS

     During the quarter ended June 30, 1998, the Company entered into licensing agreements with two separate groups to license its Koo Koo California Kitchen concept in England and in the State of Israel. Each agreement provides for a development schedule for the licensees to open a minimum number of restaurants during the next five years. The Company received up front fees of $450,000 upon execution of the agreements. The Company will receive additional licensing fees at the time the restaurants are opened and continuing royalty payments based on the revenues of such restaurants. The Company will not be required to supply any of the required capital. Pursuant to the licensing agreements, the Company is required to provide the licensees with various services and assistance, including training and store openings.

NOTE 9 - PROPOSED MERGER

     In June 1998, the Company entered into a definitive agreement to merge with Family Restaurants, Inc. ("FRI"), an operator of approximately 275 full service Mexican restaurants, primarily located in the United States. Both companies' Board of Directors have unanimously approved the merger agreement. The Company is preparing proxy materials to be mailed to the stockholders related to a special meeting of stockholders. No date for the meeting has yet been established.

     Under the terms of the merger agreement, Koo Koo Roo stockholders will receive one share of FRI common stock in exchange for each share they currently own, representing approximately 31% of the outstanding common shares of the new company which will be renamed Koo Koo Roo Enterprises, Inc. The merger agreement provides for certain fees to be paid to FRI in the event the Company terminates the merger agreement. The merger will be accounted for as a purchase.

     Concurrent with the signing of the merger agreement, FRI provided a $3,000,000 loan to The Hamlet Group, Inc., a wholly-owned subsidiary of the Company. The note provides for quarterly interest payments at the prime rate and is collateralized by certain assets of The Hamlet Group, Inc. Assuming the proposed merger with FRI is approved, the note will be due on June 9, 2000. In the event the merger is terminated, depending on the reasons therefor, the note is due on either June 9, 1999, or no later than sixty days after the termination of the merger agreement.

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

     The Company adopted a plan to restructure its operations and concentrate its efforts on its core business of operating restaurants during the quarter ended March 31, 1998. In connection with this plan, the Company closed the three remaining Koo Koo Roo California Kitchen stores located in the Washington D.C. area. The Company intends to focus it efforts on operating restaurants in California and Nevada and the Company will continue to operate three restaurants with its joint venture partner in Florida and has plans to open one additional restaurant in Florida. The Company also has a 28% ownership interest in three restaurants operated in Toronto, Ontario, Canada. In addition, the Company will continue to operate 14 Hamburger Hamlet restaurants acquired during 1997. As part of the restructuring efforts, the Company recognized restructuring and other charges of $11,757,118 related to store closings, reductions in corporate staffing levels, closing its Arrosto coffee plant and various other charges, which includes the write down of Koo Koo Roo's investment in its Canadian joint venture. The Company believes that these steps, along with continued improvement in operating efficiencies at the stores, will help improve operating results during 1998 and in future periods.

     In June 1998, the Company entered into a definitive agreement to merge with FRI, an operator of approximately 275 full service Mexican restaurants, primarily located in the United States. Both companies' Board of Directors have unanimously approved the merger agreement. The Company is preparing proxy materials to be mailed to stockholders related to a special meeting of stockholders. No date for the meeting has yet been established.

     Under the terms of the merger agreement, Koo Koo Roo stockholders will receive one share of FRI common stock in exchange for each share they currently own, representing approximately 31% of the outstanding common shares of the new company which will be renamed Koo Koo Roo Enterprises, Inc. The merger agreement provides for certain fees to be paid to FRI in the event the Company terminates the merger agreement. The merger will be accounted for as a purchase.

     Concurrent with the signing of the merger agreement, FRI provided a $3,000,000 loan to The Hamlet Group, Inc., a wholly-owned subsidiary of the Company. The note provides for quarterly interest payments at the prime rate and is collateralized by certain assets of The Hamlet Group, Inc. Assuming the proposed merger with FRI is approved, the note will be due June 9, 2000. In the event the merger is terminated, depending on the reasons therefor, the note is due on either June 9, 1999, or no later than sixty days after the termination of the merger agreement.

     During the quarter ended June 30, 1998, the Company entered into licensing agreements with two separate groups to license its Koo Koo California Kitchen concept in England and in the State of Israel. Each agreement provides for a development schedule for the licensees to open a minimum number of restaurants during the next five years. The Company received up front fees of $450,000 upon execution of the agreements. The Company will receive additional licensing fees at the time the restaurants are opened and continuing royalty payments based on the revenues of such restaurants. The Company will not be required to supply any of the required capital. Pursuant to the licensing agreements, the Company is required to provide the licensees with various services and assistance, including training and store openings.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities should be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998 and earlier application is permitted and encouraged. Accordingly, the Company has elected to expense such costs commencing January 1, 1998 and has recorded, as of January 1, 1998, the cumulative effect of the change in accounting method, or $1,276,952, related to the adoption of SOP 98-5 in the accompanying condensed statement of operations for the six months ended June 30, 1998.

     As of August 10, 1998, the Company operated 52 restaurants, including 14 Hamburger Hamlet restaurants and the Company's Canadian joint venture partner operated three Koo Koo Roo restaurants in Toronto, Ontario.

     Many of the statements made herein are forward looking and, among other things, relate to the prospects for the Company to expand and attain profitable operations. The Company has historically incurred net losses and the Company presently anticipates that it will continue to incur operating losses during 1998. However, the Company believes that the operating losses should begin to decrease during the next calendar year both in the aggregate and as a percentage of sales. Management presently cannot predict precisely when the Company may achieve profitable operations. The opening of the additional stores, which would contribute to Company profitability, is subject to factors

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


outside the control of management, including, among other things, locating sites, negotiating and executing leases on acceptable terms, obtaining governmental permits and the construction and completion of new restaurants by contractors.


QUARTER TO QUARTER COMPARISON

     RESTAURANT OPERATIONS

     Restaurant sales for the three months ended June 30, 1998 amounted to $22,730,426 compared to $15,949,468 for the three months ended June 30, 1997, an increase of 43%. The increase in revenues was primarily produced by 25 Koo Koo Roo restaurants which operated during both the current quarter and the same quarter of 1997 and 12 new restaurants opened during the remainder of 1997 and the first quarter of 1998, plus $7,962,978 in restaurant sales from 14 Hamburger Hamlet restaurants acquired in May 1997. Comparable same store sales for the Koo Koo Roo restaurants in operation for a period of 18 months or more increased by 2.4% for the quarter ended June 30, 1998 compared to the same period in 1997.

     Gross profit (sales less food, labor and related costs) for the three months ended June 30, 1998 increased to $7,511,524 from $4,870,736 for the same quarter of 1997. As a percentage of sales, gross profit increased to 33.0% during the three months ended June 30, 1998 compared to 30.5% for the same period of 1997. Gross profit generally increases in mature stores (those open more than three months) and is lower in newly opened stores. The Hamburger Hamlet restaurants contributed to the overall improvement in the gross profit percentage. Cost of sales improvements were related to improvements in operating efficiencies, waste reduction and increased sales volume, which resulted in lower food, beverage and paper costs as a percentage of sales. These improvements are a net of an increase in labor costs of 1.0%, as a percentage of sales, during 1998 compared to 1997.

     Occupancy costs increased to $1,767,716 for the three months ended June 30, 1998, compared to $1,350,020 for the three months ended June 30, 1997.
Occupancy costs as a percentage of sales improved to 7.8% in the current quarter, compared to 8.5% for the three months ended June 30, 1997.

     Depreciation and amortization expenses decreased to $1,229,549 from $1,250,402 for 1998. Depreciation and amortization during the three months ended June 30, 1997 included $269,280 of pre-opening cost amortization. As discussed above, effective January 1, 1998, the Company no longer amortizes pre-opening costs.

     Other operating expenses, which include other store operating and corporate overhead expenses, amounted to $5,234,596 for the three months ended June 30, 1998 compared to $5,009,719 for 1997. As a percentage of sales, operating expenses decreased from 31.4% in 1997 to 23.0% for the quarter ended June 30, 1998. The improvement resulted from higher sales volume, the addition of the Hamburger Hamlet restaurants and reductions in general and administrative costs implemented during the fourth quarter of 1997 and the first quarter of 1998.

     Minority interest represents the limited partners' interest in three partnerships which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentage. The financial results of the partnerships have been consolidated with those of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SIX MONTH COMPARISON

     Restaurant sales for the six months ended June 30, 1998 amounted to $45,066,386 compared to $27,172,728 for the six months ended June 30, 1997, an increase of 65.9%. The increase in revenues was primarily produced by 23 Koo Koo Roo restaurants which operated during the current year and the same period of 1997 and 9 new restaurants opened during 1997 and five new restaurants opened in 1998, net of store closings, plus $15,763,172 in restaurant sales from 14 Hamburger Hamlet restaurants acquired in May 1997. Comparable same store sales for the Koo Koo Roo restaurants in operation for a period of 18 months or more increased by 4.2% for the six months ended June 30, 1998 compared to the same period in 1997.

     Gross profit (sales less food, labor and related costs) for the six months ended June 30, 1998 increased to $14,504,310 from $7,973,651 for the same period in 1997. As a percentage of sales, gross profit increased to 32.2% during the six months ended June 30, 1998 compared to 29.3% for the same period in 1997. Gross profit generally increases in mature stores (those open more than three months) and is lower in newly opened stores. Cost of sales improvements were related to improvements in operating efficiencies, waste reduction and increased sales volume, which resulted in lower food, beverage and paper costs as a percentage of sales. These improvements are net of an increase in labor costs of 1.5%, as a percentage of sales, during 1998 compared to 1997.

     Occupancy costs increased to $3,639,259 for the six months ended June 30, 1998, compared to $2,293,271 for the same period in 1997. Occupancy costs as a percentage of sales decreased to 8.1% for the six months ended June 30, 1998 compared to 8.4% for the same period in 1997.

     Depreciation and amortization expenses decreased to $2,447,975 from $2,453,304 for 1998. Depreciation and amortization during the six months ended June 30, 1997 included $591,469 of pre-opening cost amortization. As discussed above, effective January 1, 1998, the Company no longer amortizes pre-opening costs.

     Other operating expenses, which include other store operating and corporate overhead expenses, amounted to $11,029,556 for the six months ended June 30, 1998 compared to $8,618,692 for 1997. The increase was due to several factors, including, new Koo Koo Roo store openings and the acquisition of the 14 Hamburger Hamlet restaurants. As a percentage of sales, operating expenses decreased from 31.7% in 1997 to 24.5% in 1998. The improvement resulted from higher sales volume, the addition of the Hamburger Hamlet restaurants and reductions in general and administrative costs implemented during the fourth quarter of 1997 and the first quarter of 1998.

     Minority interest represents the limited partners' interest in three partnerships which are controlled by the Company. Pursuant to the partnership agreements, profits and losses and cash distributions are allocated based on ownership percentage. The financial results of the partnerships have been consolidated with those of the Company.

     DISCONTINUED OPERATIONS

     In November 1997, the Company decided to divest its 90%-owned subsidiary, Color Me Mine. Accordingly, the Company has reclassified the operations of Color Me Mine as discontinued operations in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     Total cash, cash equivalents and marketable securities at June 30, 1998 amounted to $7,515,276. During the past two years the Company expended cash resources principally to build new Koo Koo Roo California Kitchen stores, acquire 14 Hamburger Hamlet restaurants, expand the operations of Color Me Mine and finance consolidated operating losses. During the first six months of 1998, the Company completed the construction of and opened five new Koo Koo Roo restaurants. In addition, as of June 30, 1998, three Koo Koo Roo restaurants were in various stages of construction and the Company had signed leases for two other locations.

     Net cash used in operating activities amounted to $3,927,231 during the six months ended June 30, 1998, compared to $3,032,786 for the same period in 1997. The increase in net cash used in operating activities was primarily due to reductions in accrual liabilities related to store closings and discontinued operations.

     Net cash used in investing activities, including purchases of property and equipment, together with costs for acquiring ground leases for certain locations, amounted to $1,641,973 during the six months ended June 30, 1998. Also included in investing activities were purchases and sales of marketable securities which resulted in net funds provided of $3,372,233 during the six months ended June 30, 1998

     Net cash, provided by financing activities amounted to $3,989,658 for the six months ended June 30, 1998. The Company received $1,000,000 from the exercise of common stock options and warrants during the six months ended June 30, 1998 which were partially offset by cash dividends on preferred stock and debt repayments. In June 1998 the Company, through The Hamburger Hamlet Group, Inc., received $3,000,000 in loan proceeds from FRI in connection with the proposed merger.

     At June 30 1998, management has provided a 100% valuation allowance against the net deferred tax assets represented primarily by its net operating loss carry forwards. Such allowance was necessary because the Company was not able to determine that it was more likely than not that the net deferred tax asset would be realized.

     CAPITAL RESOURCES

     Concurrent with the signing of the merger agreement, FRI provided a $3,000,000 loan to The Hamlet Group, Inc., a wholly-owned subsidiary of the Company. The note provides for quarterly interest payments at the prime rate and is collateralized by certain assets of The Hamlet Group, Inc. Assuming the proposed merger with FRI is approved, the note is due June 9, 2000. In the event the merger is terminated, depending on the reasons therefor, the note is due on either June 9, 1999, or no later than sixty days after the termination of the merger agreement.

     In August 1997, the Company issued $12,000,000 aggregate principal amount of Senior Notes due August 2000 (the "Senior Notes") to an institutional investor in a private placement. The Senior Notes provide for interest at the rate of 13% per annum payable quarterly. The Senior Notes also included five-year warrants to purchase 330,000 shares of the Company's Common Stock at a price of $5.375 per share. The Company is required to redeem $2,500,000 principal amount of the Senior Notes on February 28, 1999. Mandatory redemptions of the balance, prior to the due date of the Senior Notes, are only required if there is a change of control, sale of securities resulting in proceeds in excess of $20,000,000 or certain dispositions of assets as outlined in the Senior Notes. The Company presently expects to repay the Senior Notes with the closing of the proposed merger with FRI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


    After giving effect to recent steps to slow the Company's development program, management believes that the Company's existing capital resources will be sufficient to fund its planned operations and growth for the next 12 months. The Company's short and long-term debt as of June 30, 1998 amounts to $16,056,913. Management estimates that capital expenditures will approximate $2,890,000 to $3,240,000 for stores under construction, plus new locations planned for the remainder of 1998.

     The timing of future capital requirements will be affected by, among other things, the number of stores opened, operational results, real estate development, and other potential corporate opportunities. In the ordinary course of its business, the Company regularly investigates and enters into negotiations related to business opportunities. Subject to the consummation of the proposed merger with FRI, the Company may seek additional funds from public or private offerings of debt or equity, or may seek bank financing facilities or other strategic alternatives.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS.

     The Company has become subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. As of the date of this Report, management believes that there are no legal proceedings pending which, if determined adversely to the Company, would be expected to have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

     During the six months ended June 30, 1998, 175,342 shares of the Company's 5% Series A Adjustable Convertible Preferred Stock were converted into 4,474,210 shares of the Company's Common Stock for no additional consideration, pursuant to the terms thereof. In addition, 200,861 shares of the Company's 6% Series B Adjustable Convertible Preferred Stock were converted into 20,120,281 shares of the Company's Common Stock for no additional consideration, pursuant to the terms thereof. Since June 30, 1998 the Company issued 2,002,988 shares of common stock relating to the conversion of 16,225 shares of the Company's 6% Series B Adjustable, Convertible Preferred Stock. As of August 13, 1998, 700 shares of 6% Series B Adjustable Convertible Preferred shares remain outstanding. The Company also issued 1,120,414 shares of common stock in connection with the exercise of previously issued options and warrants to purchase common stock.

    Such securities referenced under this Item 2 were issued in reliance upon the exemption from the registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       In May 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the authorized common stock from 50 million to 75 million share The Company received 32,741,532 votes in favor of the amendment, 1,029,674 opposed and 143,239 abstained. 33,914,445 shares voted or 72.17%.

ITEM 5.   OTHER INFORMATION.

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS -

          2.1 Agreement and Plan of Merger, dated June 9, 1998, by and among Family Restaurants, Inc., FRI-Sub, Inc. and Koo Koo Roo, Inc.
         10.1 Stock Purchase Agreement, dated June 9, 1998, by and between FRI-MRD Corporation and Koo Koo Roo, Inc.
         10.2 Bridge Loan Agreement, dated June 9, 1998, among The Hamburger Hamlet Group, Inc. as borrower, Koo Koo Roo, Inc., H.H.K. of Virginia, Inc. and H.H. of Maryland, Inc., as Guarantors and FRI-MRD Corporation as lender.
         27.1 Financial Data Schedule.

   (b)   REPORTS ON FORM 8-K - filed during the quarter ended June 30, 1998.

         - Current report on Form 8-K, filed April 3, 1998, incorporating the Company's press release regarding the appointment of new officers and changes to the Company's Board of Directors.

         - Current report on Form 8-K, filed June 11, 1998, incorporating the Company's press release regarding the definitive merger agreement entered into with Family Restaurants, Inc.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KOO KOO ROO, INC.



Date:  August 14, 1998              /s/ William M. McKay
                                    --------------------------
                                    William M. McKay
                                    Chief Financial Officer



Date:  August 14, 1998              /s/ Jeanne Giles
                                    --------------------------
                                    Jeanne Giles
                                    Principal Accounting Officer